Form 10-Q
period 2010-09-30
ColorStars Group
filed 2010-11-22
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54107

COLORSTARS GROUP

 (Exact name of registrant as specified in its charter)

Nevada	06-1766282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

                                     10F, No. 566 Jung Jeng Rd. Sindian City, Taipei County 231 Taiwan, R.O.C.

(Address of principal executive offices)

(989) 891-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 22, 2010, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

ColorStars Group

FORM 10-Q

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(IN US$)

Assets

	September 30, 2010	December 31, 2009
Current assets:
Cash and equivalents	$807,752	$1,442,300
Restricted cash	197,602	108,859
Accounts receivable, net of allowance for doubtful accounts of $15,683 at September 30, 2010 and $12,002 at December 31, 2009	794,977	1,107,302
Inventory	1,166,659	958,885
Prepaid expenses and other current assets	109,407	76,643
Total current assets	3,076,397	3,693,989

Equipment, net of accumulated depreciation	212,573	338,748
Investments	1,366,481	734,495
Intangible assets	670,345	931,343
Other assets	4,231	18,308
Total assets	$5,330,027	$5,716,883

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$737,696	$803,568
Accounts payable	1,022,323	1,495,681
Accrued expenses	243,175	201,822
Due to stockholder / related party	181,758	151,861
Current portion of long term debt	74,829	77,151
Receipts in advance and other current liabilities	58,473	19,377
Total current liabilities	2,318,254	2,749,460

Long term debt, net of current portion
Long term borrowings	58,457	194,308
Total liabilities	2,376,711	2,943,768

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2010 and December 31, 2009	67,449	67,449
Additional paid in capital	3,112,231	3,112,230
Accumulated other comprehensive loss	(119,187)	(183,688)
Accumulated deficit	(117,215)	(352,247)
Total stockholders’ equity	2,943,278	2,643,744
Noncontrolling interest	10,038	129,371
Total equity	2,953,316	2,773,115
Total liabilities and stockholders’ equity	$5,330,027	$5,716,883

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(IN US$)

	Three months ended September 30,

	2010	2009

Net sales	$1,519,729	$1,359,004

Cost of goods sold

	948,549	895,826

Gross profit	571,180	463,178

Operating expenses

Selling, general and administrative	327,425	391,879
Research and development	16,832	11,177
Total operating expenses	344,257	403,056

(Loss) income from operations

	226,923	60,122

Other income (expenses)

Interest expense (net)	(9,896)	(5,263)
Share of investee’s operating results	43,492	(4,575)
Gain on disposal of investment	170,327	-
Gain (loss) on foreign exchange, net	(12,018)	(6,072)
Other, net	(21,730)	1,264

Income before income tax

	397,098	45,476

   Income tax

	(52,325)	(40,100)

Net income

	344,773	5,376

Net income attributable to noncontrolling interest

	(17,265)	(3,208)

Net income attributable to common stockholders

	$327,508	$2,168

Earnings per share attributable to common stockholders:

Basic and diluted per share	$.00	$.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(IN US$)

	Nine months ended September 30,

	2010	2009

Net sales	$4,825,540	$2,843,968

Cost of goods sold

	3,419,955	1,827,640

Gross profit	1,405,585	1,016,328

Operating expenses

Selling, general and administrative	1,327,854	835,924
Research and development	69,683	34,574
Total operating expenses	1,397,537	870,498

(Loss) income from operations

	8,048	145,830

Other income (expenses)

Interest expense (net)	(31,301)	(8,271)
Share of investee’s operating results	112,038	(4,575)
Gain on disposal of investment	170,368	-
(Loss) gain on foreign exchange, net	(9,900)	(2,593)
Other, net	(20,054)	3,016

Income before income tax

	229,199	133,407

   Income tax

	(62,913)	(62,234)

Net income

	166,286	71,173

Net loss attributable to noncontrolling interest

	66,774	9,182

Net income attributable to common stockholders

	$233,060	$80,355

Earnings per share attributable to common stockholders:

Basic and diluted per share	$.00	$.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	66,979,954

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

Nine months ended September 30,

Cash flows from operating activities

	2010	2009
Net (loss) income	$166,286	$71,173
Depreciation and amortization	107,764	30,440

Fixed assets written off / Gain on sale of fixed assets

	-	(239)

Provision for doubtful accounts

	14,040	5,464

Share of investment loss

	(112,038)	4,575

Gain on disposal of investment

	(170,368)	-

Changes in operating assets and liabilities:

  Restricted cash

	(88,743)	-
Accounts receivable	(91,854)	156,482
Inventories	(391,524)	(621,373)
Prepaid expenses and other current assets	(45,044)	(56,143)
Accounts payable	(43,727)	153,807
Accrued expenses	41,353	(16,872)
Receipts in advance and other current liabilities	116,988	(46,390)
Cash flows (used in) operating activities	(496,867)	(319,074)

Cash flows from investing activities

Addition to fixed assets	(23,134)	(71,488)
Acquisitions, net of cash acquired	-	(940,612)
Addition to long term investments	(320,543)	(417,676)
Addition to intangible assets	(164,862)	(6,964)
Proceed from sale of investments	367,378	-
Proceed from sale of fixed asset	-	17,618
Cash flow (used in) investing activities	(141,161)	(1,419,122)

Cash flows from financing activities

Proceed from /(Repayment) to stockholder	29,897	(301,568)
Proceeds from issuance of common stock	-	969,029
Proceeds from bank loan	27,076	450,959
(Repayment) to bank loan	(75,797)	-
Cash flow (used in) provided by financing activities	(18,824)	1,118,420

Effect of exchange rate changes on cash and cash equivalents	22,304	41,735

Net (decrease) in cash and cash equivalents	(634,548)	(578,041)
Beginning cash and cash equivalents	1,442,300	1,758,554

Ending cash and cash equivalents	$807,752	$1,180,513

Supplemental disclosure of cash flow information

  Cash paid during the period for:

Interest	$31,702	$14,850
Income taxes	62,408	5,592

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

Three months ended September 30,

Cash flows from operating activities

	2010	2009
Net (loss) income	$344,773	$5,376
Depreciation and amortization	12,842	8,756

Fixed assets written off / Gain on sale of fixed assets

	(24,967)

Provision for doubtful accounts

	1,733	(3,488)

Share of investment loss

	(43,495)	4,575

Gain on disposal of investment

	(170,368)	-

Changes in operating assets and liabilities:

  Restricted cash

	(49,430)	-
Accounts receivable	(15,868)	286,186
Inventories	(221,495)	(420,499)
Prepaid expenses and other current assets	(17,863)	(22,891)
Accounts payable	(66,874)	173,983
Accrued expenses	(5,302)	(9,019)
Receipts in advance and other current liabilities	83,327	(48,102)
Cash flows (used in) operating activities	(172,987)	(25,123)

Cash flows from investing activities

Disposal (Addition) to fixed assets	150,376	(52,873)
Acquisitions, net of cash acquired	0	(492,655)
Addition to long term investments	(320,543)	(129,078)
Addition to intangible assets	(164,862)	(647)
Proceed from sale of investments	367,378	-
Proceed from sale of fixed asset	-	17,171
Cash flow provided from (used in) investing activities	32,349	(658,082)

Cash flows from financing activities

Proceed from /(Repayment) to stockholder	38,272	(61,258)
Proceeds from issuance of common stock	-	-
Proceeds from bank loan	-	176,594
(Repayment) to bank loan	(38,277)	-
Cash flow (used in) provided by financing activities	(5)	115,336

Effect of exchange rate changes on cash and cash equivalents	25,462	45,161

Net (decrease) in cash and cash equivalents	(115,181)	(522,708)
Beginning cash and cash equivalents	922,933	1,703,221

Ending cash and cash equivalents	$807,752	$1,180,513

Supplemental disclosure of cash flow information

  Cash paid during the period for:

Interest	$9,924	$11,604
Income taxes	-	5,592

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Nature of Business – Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc., was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc. The directors for the Company are Wei-Rur Chen, Hsiu-Fu Liu, and Mei-Ying Chiu.

Color Stars Inc. (Color Stars TW) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

In February 2006, the Company, a non-operating company, entered into a share exchange agreement with Color Stars TW. The Company issued 30,000,000 shares at par value of $0.001 per share in exchange for all the outstanding shares of Color Stars TW.  The share exchange between the Company and Color Stars TW was accounted for as the exchange of equity interests between the entities under common control and has been accounted for as a reverse merger.

On July 5, 2010, the Company sold 30.4% equity interest in Fin-Core Corporation (FCC) to third party at consideration of NTD13,680,000 (equivalent to USD424,000).  After disposal, equity interest of the Company in FCC decreased from 50.4% to 20%.  The company ceased to have a controlling financial interest in FCC, the Company deconsolidated the FCC as of the date on which its control ceased.  The Company accounted for the deconsolidation by recognizing, in net income, a gain attributable to the Company.

Basis of Presentation – The consolidated financial statements and footnotes are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted pursuant to such rules and regulations although the management believes that the disclosures are adequate to make the information presented not misleading. These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report for the year ended December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated financial data as of December 31, 2009 is derived from audited financial statements for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

Certain prior year’s balances have been reclassified to conform to the current financial statement presentation.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recently Issued Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of  certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operation or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, ASU 2010-09 no longer requires a filer to disclose the date through which subsequent events have been evaluated and is effective for financial statements issued subsequent to February 24, 2010. The provisions of ASU 2010-09 were adopted during the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)

Functional Currencies and Foreign Currency Translation – The functional currency for most of the Company’s international operations is the U.S. dollar, the financial statements of the company’s foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets.

Comprehensive Income (Loss) – U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of September 30, 2010, the components of comprehensive income or loss include net income (loss) only.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss) (continued)

Total comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income	$344,773	$5,376	$166,286	$71,173
Translation adjustment	87,342	53,328	66,473	60,854

Comprehensive income	432,115	58,704	232,759	132,027
Comprehensive income (loss) attributable to noncontrolling interest	17,265	(3,208)	66,774	9,182

Total comprehensive (loss) income attributable to common stockholders	$449,380	$55,496	$299,533	$141,209

Note 4 – Earnings per share

Basic net earning per share is computed by dividing net earning for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net earning per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income attributable to common stockholders	$327,508	$2,168	$233,060	$80,355

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890	67,448,890	66,979,954

Earning per share attributable to common stockholder Basic and diluted	$0.00	$0.00	$0.00	$0.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment

	September 30, 2010	December 31, 2009
Equity method investment
Carrying value	$1,484,443	$852,457
Provision for impairment	(260,000)	(260,000)
	1,224,443	592,457
Cost-method investments
At cost	142,038	142,038

	$1,366,481	$734,495

Anteya Technology Corp is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000 (equivalent to USD424,000).  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintain the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD$10,000,000 (equivalent of USD310,000).  The Company adopted the equity method of accounting to the investment in FCC.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.

The unaudited financial information of Anteya Technology Corp. for the nine months ended September 30, 2010 and 2009 and December 31, 2009 (in US dollars) are as follows:

Balance sheet	September 30, 2010	December 31, 2009

Current assets	$4,872,896	$3,110,406
Non-current assets	628,783	523,269
Total assets	$5,501,679	$3,633,675

Current liabilities	$2,528,599	$1,583,277
Non-current liabilities	909,251	531,149
Stockholders’ equity	2,063,829	1,519,249
Total stockholders’ equity and liabilities	$5,501,679	$3,633,675

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

	Nine months ended September 30,
Statement of operation	2010	2009

Net sale	$3,886,353	$461,621
Cost of goods sold	(2,864,208)	(367,327)
Gross profit	1,022,145	94,294
Operating and non-operating expenses	(573,196)	(159,118)
Net income (loss)	$448,949	$(64,824)

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2010	December 31, 2009

Raw materials	$1,067,483	$194,079
Work in progress	-	1,107
Finished goods	99,176	763,699

	$1,166,659	$958,885

Note 7 – Goodwill and Intangible Assets

	September 30, 2010	December 31, 2009
Intangible assets:
Goodwill	$520,836	$876,012
Amortizable intangible assets	268,529	107,023
Accumulated amortization	(119,020)	(51,692)
Total	$670,345	$931,343

Identifiable intangible assets, which are subject to amortization, consist primarily of patents, trademark, computer software and leasehold improvement. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

Amortization expense associated with identifiable intangible assets was as follows:

	Nine months ended September 30,
	2010	2009
Amortization expense	$66,712	$15,549

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. Tax years which remain subject to examination by tax authorities for the Company include years subsequent to 2005 in the United States, subsequent to 2008 in Taiwan.

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Component of income before income taxes:
United States	$(39,260)	$(70,412)	$(139,135)	$(81,620)
Foreign	436,358	115,888	368,334	215,027
Income before income taxes	397,098	45,476	229,199	133,407

Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	52,326	40,100	62,913	62,234
Income tax provision	52,326	40,100	62,913	62,234

Note 9 – Accrued charges

	September 30, 2010	December 31, 2009

Salaries and allowance	$24,003	$81,345
Insurance	63,732	13,712
Tax payable	54,881	71,250
Others	100,559	35,515

	$243,175	$201,822

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Bank short and long term debt

Short-term debt

	September 30, 2010	December 31, 2009

Bank loan payable to Taiwan banks	$737,696	$803,568

The interest rate on short-term borrowings outstanding as of September 30, 2010 range from 2.628% to 5.88%.

Long-term debt

	September 30, 2010	December 31, 2009

Loan payable to Taiwan banks	$133,286	$271,458
Less: current portion	74,829	77,151
Long term debt, net of current portion	$58,457	$194,307

Long term debt matures at the end of November 2011.

The following assets were pledged to the banks for the banking facilities granted:

  Cash deposit of USD198,000;
  Account receivables of USD196,000;
  Guarantee from directors
  Personal properties of directors

Note 11 - Geographic Information

Product revenues for the nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Customers based in:
Europe	$507,849	$341,626	$1,345,243	$1,043,693
Asia	545,789	654,813	2,303,849	1,189,553
United States	258,807	252,169	566,252	380,372
Others	207,284	110,396	610,196	230,350

	$1,519,729	$1,359,004	$4,825,540	$2,843,968

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

The Company has recorded expenses for the following related party transactions in the periods indicated:

	Nine months ended September 30,
	2010	2009
Expenses:
Purchase from Anteya Technology Corp	$997,917	$526,652
Purchase from Fin-Core Corporation	40,501	-
Rent paid to Mr. Wei-Rur Chen	33,861	32,446
Rent paid to Mr. Dong Min-Jun	31,701	-

As of the balance sheet date indicated, the Company had the following assets and liabilities recorded with respect to related party transactions:

	September 30, 2010	December 31, 2009
Liabilities:
Anteya	$217,877	$235,437
Fin-Core	31,399	-
Mr. Dong Min Jun	181,758	151,861

The company provided no collateral to the related party for the above financing proceeds from Mr. Dong Min Jun, who is the shareholder of Jun Yee Industrial Co Ltd. These proceeds represented a non-interest bearing charge to the Company.

Note 13 – Commitments

Operating Commitments — As of September 30, 2010, the Company had approximately $170,000 in non-cancelable rental agreements related to the lease of offices, located in Taiwan and California, US.

Note 14 – Subsequent Events

The Company evaluated all events subsequent to September 30, 2010 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

                Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

ColorStars Group (“we”, “us”, “our”, the “Company”) was initially incorporated in the Province of Ontario, Canada on January 21, 2005.  On November 3, 2005, we converted to a Nevada corporation.  We are a vertically integrated lighting company that develops light emitting diodes (“LED”) based lighting products for general consumer applications as well as LED lighting products for professional lighting installations. Our LED lighting application development activity ranges from LED packaging to optical lens and heat management, from retrofit LED lamps and bulbs to lighting fixtures designed for general and special lighting applications.

On July 24, 2005, we entered into an acquisition agreement with ColorStars, Inc., a Taiwanese corporation (“ColorStars Taiwan”), pursuant to which, on February 14, 2006, the shareholders of ColorStars Taiwan were issued shares of our Company in exchange for their shares of ColorStars Taiwan.  This resulted in ColorStars Taiwan becoming a wholly owned subsidiary of the Company. Specifically, for each share of common stock outstanding of ColorStars Taiwan (1,500,000 shares of ColorStars Taiwan were issued and outstanding at such time), 20 shares of our common stock were issued in exchange for each such share (the aggregate of 30,000,000 shares of our common stock).

On March 20, 2009, ColorStars Taiwan acquired 50.40% of the outstanding common shares of Fin-Core Corporation, a Taiwanese corporation (“Fin-Core”) for a cash consideration of US $468,262.00.  This resulted in Fin-Core becoming a subsidiary of us. The purchase price for the common shares of Fin-Core was determined through private, arm’s length negotiations between the parties and was not based upon any specific criteria of value. Fin-Core is principally engaged in the design and manufacturing of thermal management devices, the design and manufacturing of electrical and lighting devices and trade, and the import and export of electrical and lighting devices.

On August 5, 2009, ColorStars Taiwan acquired a 51% equity interest in Jun Yee Industrial Co., Ltd., a Taiwanese corporation (“Jun Yee”) for a cash consideration of US $536,000.00.  The purchase price for the equity interest in Jun Yee was determined through private, arm’s length negotiations between the parties and was not based upon any specific criteria of value.  Upon acquiring the equity interest, Jun Yee became a subsidiary of ours.  The principal activity of Jun Yee is the manufacturing of LED light.

On July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $427,500.00.  As a result of this transaction, ColorStars Taiwan now owns only 20% of the outstanding common shares of Fin-Core.

Results of Operations

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

                Net Sales.  Net sales increased to $1,519,729 for the three months ended September 30, 2010 from $1,359,004 for the three months ended September 30, 2009. The increase in sales was due to an increase of sales volume in Europe and other regions including Australia and Israel.

                Cost of Goods Sold.  Cost of goods sold increased to $948,549 for the three months ended September 30, 2010 from $895,826, for the three months ended September 30, 2009. The increase in cost of goods sold was due to an increase of overall sales.

                Gross Profit.  Gross profit increased to $571,180 for the three months ended September 30, 2010 from $463,178 for the three months ended September 30, 2009. The increase in gross profit was due to an increase of overall sales.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $327,425 for the three months ended September 30, 2010 from $391,879 for the three months ended September 30, 2009. The decrease in selling, general and administrative expenses are primarily related to a decrease in marketing and trade show expenses.

                Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion increased to $12,842 for the three months ended September 30, 2010 from $8,756 for the three months ended September 30, 2009 as a result of new machinery and office equipment that were purchased.

                Interest Expense.  Interest expense increased to $9,896 for the three months ended September 30, 2010 compared with $5,263 for the three months ended September 30, 2009. The increase in interest expense was due to an increase in borrowing and interests rates.

                Net Income (loss).  For the three months ended September 30, 2010, we incurred a net gain of $344,773 as compared to a net gain of $5,376 for the three months ended September 30, 2009.  The increase in net income was a result of the sale of 30.4% of our common shares of Fin-Core to Meiloon Industrial Co., Ltd.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

                Net Sales.  Net sales increased to $4,825,540 for the nine months ended September 30, 2010 from $2,843,968 for the nine months ended September 30, 2009. The increase in sales was due to an overall increase in sales and the acquisition of Jun Yee Industrial Co., Ltd.

                Cost of Goods Sold.  Cost of goods sold increased to $3,419,955 for the nine months ended September 30, 2010 from $1,827,640, for the nine months ended September 30, 2009. The increase in cost of goods sold was due to an increase of sales.

                Gross Profit.  Gross profit increased to $1,405,585 for the nine months ended September 30, 2010 from $1,016,328 for the nine months ended September 30, 2009. The increase in gross profit was due to an increase of sales.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $1,327,854 for the nine months ended September 30, 2010 from $835,924 for the nine months ended September 30, 2009. The increase in selling, general and administrative expenses are primarily related to acquisition of Jun Yee Industrial Co. Ltd.

                Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion increased to $107,764 for the nine months ended September 30, 2010 from $30,440 for the nine months ended September 30, 2009 reflecting that impact of the acquisition of Jun Yee Industrial Co., Ltd.

                Interest Expense.  Interest expense increased to $31,301 for the nine months ended September 30, 2010 compared with $8,271 for the nine months ended September 30, 2009. The increase in interest expense was due to the increase of borrowing from the acquisition of Jun Yee Industrial Co. Ltd.

                Net Income (loss).  For the nine months ended September 30, 2010, we incurred a net gain of $166,286 as compared to a net gain of $71,173 for the nine months ended September 30, 2009.  The increase in net income was a result of the sale of 30.4% of our common shares of Fin-Core to Meiloon Industrial Co., Ltd.

Financial Condition, Liquidity and Capital Resources

Our revenues are primarily derived from sales of our LED devices and systems. Although our financial results are mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions.

Lighting products remained relatively static for 50 years until recently, when lighting became one of the last major markets to be transformed substantially by new technology. Because LED technology remains an emerging and expensive technology that has only recently become more economically viable, market adoption has been slow. Given the current economic downturn, liquidity has been constrained forcing institutions and individuals to substantially reduce capital spending to focus only on critical path expenditures. LED lighting products have been a discretionary rather than mandatory investment, and as a result, sales of our devices and systems have been negatively impacted. We believe that as the global economy grows and provides institutions and individuals with greater liquidity, sales of our devices and systems will increase.

Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, we intend to utilize our strategic partnerships to help us reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believe our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales. Similar to many manufacturing companies, we expect to benefit from economies of scale, meaning that as unit sales increase, our cost of production per unit should decrease, which would positively impact our financial results. Our financial results for recent periods, however, do not support this contention. We believe that this contention is not supported because of our recent acquisitions of Fin-Core and Jun Yee.  Fin-Core and Jun Yee, as manufacturing factories, have lower gross margins. As a result, these lower gross margins cause the overall gross margin from the previous period to decrease.  Also, Jun Yee relocated their manufacturing factory in February of 2010, and during the relocation, the factory was completely shut down for an entire week.  As a consequence, this relocation increased the operating costs of Jun Yee and further decreased the overall consolidated gross margin.

We plan on spending $200,000.00 for capital expenditures in 2010 for the purchase and setup of the equipment used for the electric and photometric measurement for solid-state-lighting devices.  This equipment includes the integrating sphere, chroma-meters, and software.

Net cash (used in) operating activities.  During the three months ended September 30, 2010, net cash used in operating activities was $(172,987) compared with $(25,123) for the three months ended September 30, 2009.  The cash flow used in operating activities in the three months ended September 30, 2010 was primarily the result of changes in inventory.  The cash flow used in operating activities in the three months ended September 30, 2009 was primarily the result of changes in inventory, accounts payable, and accounts receivable.

Net cash provided by (used in) investing activities. During the three months ended September 30, 2010, net cash provided by investing activities was $32,349 compared with $(658,082) used in investing activities for the three months ended September 30, 2009.  The decrease in net cash used in investing activities was a result of less investment in 2010, and the sale of 30.4% of Fin-Core equity.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2010, net cash used in financing activities was ($5) compared with $115,336 provided by financing activities for the three months ended September 30, 2009.  This decrease in net cash provided by financing activities was a result of less bank loans during the reporting period.

Net cash (used in) operating activities.  During the nine months ended September 30, 2010, net cash used in operating activities was $(496,867) compared with $(319,014) for the nine months ended September 30, 2009.  The cash flow used in operating activities in the nine months ended September 30, 2010 was primarily the result of inventory changes, net profit, and investment disposal loss of 30.4% of the Fin-Core equity.  The cash flow used in operating activities in the nine months ended September 30, 2009 was primarily the result of inventory changes offset by account receivable changes.

Net cash (used in) investing activities. During the nine months ended September 30, 2010, net cash used in investing activities decreased to $(141,161) compared with $(1,419,122) for the nine months ended September 30, 2009.  The decrease in net cash used in investing activities was a result of less acquisition and investment activities in 2010 and the gain of $170,327 from the sale of 30.4% of Fin-Core equity.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2010, net cash used in financing activities was $(18,824) compared with $1,118,420 provided by financing activities for the nine months ended September 30, 2009.  This decrease in net cash provided by financing activities was a result of less bank loans during the reporting period.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on August 25, 2009, June 24, 2010, and January 29, 2010, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000.00)(1)	August 25, 2009 to August 22, 2011	Fixed at 2.68% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000.00) (2)	June 24, 2010 to December 24, 2010	Fixed at 1.57% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000.00) (1)	January 29, 2010 to January 29, 2011	Fixed at 2.604% per annum.

(1) NTD $3,000,000 is approximately USD $98, 360.00.

(2) NTD $6,000,000 is approximately USD $196,720.00.

We also currently have an outstanding short-term loan with Mr. Min-Jun Dong, an equity owner of Jun Yee. The principal loan amount is for $143, 486.00 at a zero percent interest rate with the term of the loan beginning on April 1, 2010 and continuing through March 30, 2011. We did not enter into a written loan agreement with Mr. Min-Jun Dong, and we will pay back the principal amount on this loan to Mr. Min-Jun Dong before the end of the term or when our cash flow permits.

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

Inflation

                At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting.

                There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

                There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A.  Risk Factors.

                As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

                None.

Use of Proceeds

                Not applicable.

Affiliated Purchases of Common Stock

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                On November 8, 2010, our Board of Directors appointed Mr. Wei-Rur Chen to serve as our Chief Financial Officer, until his successor is duly elected and qualified.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009.

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009.

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 25, 2009

*10.2	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 24, 2010.

*10.3	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ColorStars Group

Dated: November 22, 2010	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer, and Chief Financial Officer