Form 10-K
period 2010-12-31
ColorStars Group
filed 2011-04-14
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]         Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number:  000-54107

COLORSTARS GROUP

(Exact name of registrant as specified in its charter)

Nevada	06-1766282
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10F, No. 566 Jung Jeng Rd. Sindian City, Taipei County 231 Taiwan, R.O.C.

 (Address of Principal Executive Offices)(Zip Code)

(989) 509-5924

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐          No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐          No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    ☐          No     ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2010, was $67,448,890 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 14, 2011, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

COLORSTARS GROUP

2010 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2010 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our inability to raise additional funds to support operations and capital expenditures;

•	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

•	our inability to successfully compete against existing and future competitors;

•	our inability to manage and maintain the growth of our business;

•	our inability to protect our intellectual property rights; and

•	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to ColorStars Group.

(a)	Business Development.

We were initially incorporated in the Province of Ontario, Canada on January 21, 2005.  On November 3, 2005, we converted to a Nevada corporation.

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

(b)	Recent Transactions.

On March 20, 2009, ColorStars Taiwan acquired 50.4% of the outstanding common shares of Fin-Core Corporation, a Taiwanese corporation (“Fin-Core”) for a cash consideration of US $468,262.  This resulted in Fin-Core becoming a subsidiary of ours. The purchase price for the common shares of Fin-Core was determined through private negotiations between the parties and was not based upon any specific criteria of value. Fin-Core is principally engaged in the design and manufacturing of thermal management devices, the design and manufacturing of electrical and lighting devices and trade, and the import and export of electrical and lighting devices.

On July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $434,000.  As a result of this transaction, ColorStars Taiwan now owns only 20% of the outstanding common shares of Fin-Core.

On August 10, 2009, ColorStars Taiwan acquired a 51% equity interest in Jun Yee Industrial Co., Ltd., a Taiwanese corporation (“Jun Yee”) for a cash consideration of US $536,000.  The purchase price for the equity interest in Jun Yee was determined through private negotiations between the parties and was not based upon any specific criteria of value.  Upon acquiring the equity interest, Jun Yee became a subsidiary of ours.  The principal activity of Jun Yee is the manufacturing of LED light.

On November 26, 2010, ColorStars Taiwan entered into two related stock purchase agreements whereby ColorStars Taiwan sold all of its shares of Jun Yee common stock to Mr. Ming-Chun Tung and Ms. Ming-Fong Tung. Pursuant to the stock purchase agreement entered into with Mr. Ming-Chun Tung, ColorStars Taiwan sold 265,000 shares of its Jun Yee common stock to Mr. Ming-Chun Tung at a price per share of NTD $23 (USD $0.76) for a total purchase price of NTD $6,095,000 (USD $200,427).  Furthermore, pursuant to the stock purchase agreement entered into with Ms. Ming-Fong Tung, ColorStars Taiwan sold 500,000 shares of its Jun Yee common stock to Ms. Ming-Fong Tung at a price per share of NTD $23 (USD $0.76) for a total purchase price of NTD $11,500,000 (USD $378,165).  As a result of the transactions consummated above, Jun Yee is no longer our subsidiary.

(c)	Business of Issuer.

Overview

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

Our website can be found at www.colorstars.com.

Products

Our current products include the following:

1.     Light Sources:  BOBBY™ Series

The BOBBY™ Series LED lamps are retrofit lamps using the patented Fin-Core™ aluminum housing. Included in this series are the BOBBY™-AR111-WHT lamps, the BOBBY™-MR16-WHT lamps, the BOBBY™-E26-WHT lamps, the BOBBY™-E27-WHT lamps, the BOBBY™-GU10-WHT lamps, the BOBBY™-PAR30-WHT lamps and the BOBBY™-PAR38-WHT lamps. The operating life of the LEDs is estimated to be 70% of lumen maintenance after 35,000 hours.

•         BOBBY™-AR111X-WHT-W lamps:  This is a 15 watt LED AR111 lamp with an external driver (750mA, 15W) for new fixtures.  It has 6 high-power LEDs with a lumen output of 750 lumens.  It is available with 25°, 40° or 60º beam angles (only available in warm white).

•         BOBBY™-AR111-WHT-W lamps:  This is a retrofit 12 watt LED AR111 lamp with a built-in driver. It is for existing AR111 fixtures.  It has 6 high-power LEDs with a lumen output of 600 lumens.  It is available with 25°, 40° or 60 º beam angles (only available in warm white) (an optional 12VDC power supply or 12VAC transformer is required).

•         BOBBY™-MR16-WHT lamps: The BOBBY™-MR16-WHT lamps are 5W high-power retrofit MR16 lamps with a GU5.3 base and available in warm white (3000~3300k) and daylight white (5500~6000k). The 15° beam angle lamp has a lumen output of 150~180 lumens and the lamps with 40° and 60° beam angles have a lumen output of between 220~280 lumens.  A dimmable version of the BOBBY™-mr16-WHT is now available. The dimmable model can work with standard TRIAC and LUTRON dimmes.

•         BOBBY™-E26-WHT, BOBBY™-E27-WHT  and BOBBY™-GU10-WHT lamps: These 6.3 watt retrofit lamps with an E26, E27 base and a GU10 base have a high lumen output of 260 lumens for warm white (2850~3050k) and 300 lumens for daylight white (5650~6300k). They are available with a 60° beam angle.

•         BOBBY™-PAR30-WHT lamps:  BOBBY™-PAR30-WHT lamps with an E27 or E26 base, are produced in two models. One model is an 8.5 watt lamp with SMD-type LEDs (63 chips) and a beam angle of 130°. The second model is an 11 watt lamp with 6 high-power LEDs and beam angles of either 25°, 40° and 60º. The lamps have a lumen output of 400 lumens (warm white) and 480 lumens (daylight white). They are available in warm white (3000~3300k) and daylight white (5500~6000k).

•         BOBBY™-PAR38-WHT-160: The BOBBY™-PAR38-WHT-160 is a 15 watt lamp with an E27 or E26 base, SMD-type LEDs (196 chips) and a beam angle of 160°.  It has a lumen output of 800 lumens (warm white) and 1,000 lumens (daylight white). It is available in warm white (3000~3300k) and daylight white (5500~6000k).

•         BOBBY™-PAR38-WHT-25: The BOBBY™-PAR38-WHT-25 is a 16 watt lamp with an E27 or E26 base, 9 high-power LEDs and a beam angle of 25°. It has a lumen output of 540 lumens (warm white) and 620 lumens (daylight white).  It is available in warm white (3000~3300k) and daylight white (5500~6000k).

2.     Light Sources:  TRISTAR™ Series

The TRISTAR® Series LED lamps are retrofit lamps available in 9 single colors and white (cool white, daylight white and warm white).  The TRISTAR® white lamps have a lumen output of 300~350 lumens.  The V series lamps TRISTAR® white lamps are dimmable lamps with an IR receiver. The TRISTAR®-IR1627 Remote Controller (or a line switch) can be used to dim the lamps using the controller's four light intensity keys (25%, 50%, 75% or 100% brightness).

The TRISTAR® Series LED lamps have an estimated operating life of 70% lumen maintenance after 35,000 hours.

•         TRISTAR® Series Single-Color LED Lamps: The high-power 5-watt single-color LED lamps are available with an E14, E17, E26, E27, GU10 or MR16 base and 9 single colors (red, green, blue, amber, cyan, light blue, grass green, magenta and purple).

•         TRISTAR® Series White Lamps: High-power, 5-watt, retrofit white LED lamps are available in warm white (2900k ±100k), daylight white (5500k) and cool white (6500k) and E14, E17, E26, E27, GU10 and MR16 bases. Lumen output ranges from 185~210 lumens.

•         TRISTAR® Series Dimmable White Lamps: The V series TRISTAR® white lamps come with an IR receiver that allows them to have a four-step dimming function.  25%, 50%, 75% or 100% brightness levels can be set using the four light intensity keys of a TRISTAR®-IR1627 Remote Controller.

•         TRISTAR®-R3-WHITE: This is a 5-watt high-power retrofit LED MR16 lamp with a GU5.3 base. It is available in warm white (3100k), daylight white (5500k) and cool white (6500k) and a lumen output of 150~180 lumens. The lens model has a beam angle of 38.9° and the non-lens model has a beam angle of 47.5°.

•         TRISTAR®-R4-WHITE: This is a newly launched 6-watt high-power retrofit LED MR16 lamp with a GU5.3 base. It is available in warm white (3100k), daylight white (5500k) and cool white (6500k) and a lumen output of 280~300 lumens. The lens model has a beam angle of 38.9° and the non-lens model has a beam angle of 47.5°.

3.     Light Sources:  Other

•         AQUA™-WHT Series: The AQUA™ -WHT Series are lamps with an IP68 rating for underwater applications. The AQUA™-WHT-60 is a 24V, 60-watt, IP68 rated lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60° beam angle and a lumen output of 4,200~4,800 lumens. The AQUA™-WHT-30 is a 12V, 30-watt, IP68 rated lamp suitable for pool lighting.  This 63.5mm (dia.) x 95 mm (H) lamp has a 60° beam angle and a lumen output of 2,100~2,400 lumens.  The AQUA™-WHT-15 is a `12V, 15-watt, IP68 rated lamp suitable for pool lighting.  This 50mm (dia.) x 65mm (H) lamp has a 60° beam angle and a lumen output of 1,050~1,200 lumens. Color temperatures available are warm white (3300K ±100K) and daylight white (5500K ±250K). The lamps come with a 5-meter cable and mounting brackets.

•         EZSTAR™-Single-Color LED Modules: EZSTAR™-Single-Color LED modules are suitable for cabinet, accent and cove lighting and are available red, green, blue and amber, plus warm white (2900k ±100k) and daylight white (550k), and in lengths of 5 cm, 15 cm and 30 cm.  EZSTAR™--WHT waterproof models with an IP67 protection rating are available.

•         LUXMAN™-12 and LUXMAN™-36 Commercial Flood Lights: The 30-watt LUXMAN™-12 commercial flood light has 12 x 2.5-watt LEDs and a lumen output of 1,680 lumens. The 90-watt LUXMAN™-36 has 36 x 2.5-watt LEDs and a lumen output of 5,040 lumens. These products are suitable for gas station, parking lot, entryway or lobby lighting.

•         LUXMAN™- Wall Washer Series.  LUXMAN™ Wall Washers with an IP67 rating are now available in  both white and RGB. Models include the 30-watt LUXMAN™-12-WHT (1,680 lumens), the 60-watt LUXMAN™-16-WHT (2,240 lumens), the LUXMAN™-24-WHT (3,360 lumens) and the LUXMAN™-36-WHT (5,040 lumens).  Also available is the 30-watt LUXMAN™-RGB.

•         LUXMAN™-HB Series High Bay Lights:  This series of LED high bay lights are for auditorium, factory or warehouse lighting. Models include the LUXMAN™-HB-100 (100 watts; 5,600 lumens), the LUXMAN™-HB-150 (150 watts; 8,400 lumens) and the LUXMAN™-HB-180 (180 watts; 10,080 lumens).

•         LUXMAN™-SL Series Street Lights: The LUXMAN™-SL Series LED Street Lights are IP67 rated and provide lighting for streets, alleys, courtyards, parks and walkways. Ten models are available: the LUXMAN™-SL-3x4 (30 watts; 1,680 lumens), LUXMAN™-SL-3x5 (37 watts; 2,100 lumens), LUXMAN™-SL-3x6 (45 watts; 2,540 lumens), LUXMAN™-SL-3x7 (52 watts; 2,940 lumens), LUXMAN™-SL-6x3 (45 watts; 2,520 lumens), LUXMAN™-SL-6x4 (60 watts; 3,360 lumens), LUXMAN™-SL-6x6 (90 watts; 5.040 lumens), LUXMAN™-SL-6x8 (120 watts; 6,720 lumens), LUXMAN™-SL-6x10 (150 watts; 8,400 lumens) and LUXMAN™-SL-6x12 (180 watts; 10,080 lumens).

•         STARSTREAM™ Single-Color Light Strips: The STARSTREAM™ Single-Color light strip is a 24VDC flexible strip available in warm white (3000k) and daylight white (5000k), red, green, blue and amber. The maximum usable length of the single-color light strips is 30 meters.

•         STARSTREAM™-24-E Single-Color Light Strips: The STARSTREAM™-E Single-Color light strip is a 24VDC flexible strip with the SMD-type LEDs along the 6mm edge of the light strip instead of on the 12mm face as with the standard STARSTREAM-24 single-color light strips. Each meter has 35 LEDs with a power consumption of 2.4 watts. They are available in warm white (3000k) and daylight white (5000k), red, green, blue and amber. The maximum usable length of the single-color light strips is 30 meters.

•         STARSTRIP™-24 Single-Color Light Strips: The STARSTRIP™-24-WHT light strips are 24V light strips with 16 x SMD single-color LED in each 30 cm length of rigid aluminum alloy. Each 30 cm of length has 5 watts of power consumption and a lumen output of 180 lumens.  They are available in warm white (3300k) and daylight white (5000k). They are available in lengths of 33.6, 63.6, 93.6 and 123.6 cm.  Waterproof models with an IP67 protection rating are also now available.

•         T5™.  The T5™ is a 24V strip light 58 cm in length with 21 LEDs x 0.4W for a total of 8.4 watts. Available in both warm white (3000k) and daylight white (6000k), the T5™  is ideal for office lighting, cabinet lighting or other small area lighting.  Up to four T5™  light strips can be connected together.

•         TB60™ Series Light Panels: High brightness T-bar 60x60 LED ceiling light panels are suitable for hotel, conference room, office, factory or other commercial lighting locations. The TB60™-40-WHT is a 40-watt ceiling light panel with 196 x 0.2W SMD LEDs and a lumen output of 1,900 lumens (Typ.) for warm white and 2,300 lumens (Typ.) for cool white. The TB60™-60-WHT is a 60-watt ceiling light panel with 280 x 0.2W SMD LEDs and a lumen output of 2,700 lumens (Typ.) for warm white and 3,300 lumens (Typ.) for cool white. The TB60™-80-WHT is an 80-watt light panel with 168 x 0.4W SMD LEDs and a lumen output of 4,000 lumnes (Typ.) for warm white and 5,000 lumens (Typ.) for cool white. Dimmable ceiling light panel models are available with a VR rotary dial dimmer and a remote control dimmer for 0~100% dimming. The light panels are available in warm white (3000~3500k) and cool white (6000~6500k).

                The TB60™ Series of LED ceiling panels are also now available with a diffusion panel.

•         ZZ-BRIGHT™-WHT Channel Letter LEDs: ZZ-BRIGHT™ channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting and indirect lighting. The ZZ-BRIGHT™-215-WHT has 2 high-brightness SMD-type LEDs on each PCB and the  ZZ-BRIGHT™-415-WHT has 4 high-brightness SMD-type LEDs on each PCB.  Both models have a constant current regulating IC to provide the same level of brightness, protect against power surges and extend the lifetime of the LEDs. The PCBs have a water resistant coating that prevents water from entering the PCB and causing corrosion. They are available in warm white (3200k), daylight white (4000k) and cool white (6500k), as well as red, blue, green and amber.

4.     Luminaires

•         JEDSTAR™ Series: The JEDSTAR™ Series of luminaires are linear lamps with high power 1-watt CREE Xlamps. The JEDSTAR™-MR10-WHT is 10cm with 3 x 1-watt LEDs and an MR plug. The JEDSTAR™-CB12-WHT is 12cm with 3 x 1-watt LEDs and the JEDSTAR™-CB24-WHT is 24cm with 6 x 1-watt LEDs. The JEDSTAR™-CB12-WHT and JEDSTAR™-CB24-WHT luminaires are mounted with mounting clips. They are suitable for cabinet lighting, aircraft lighting or yacht lighting.

Manufacturers

                We design and develop our LED lighting products using our own engineers and out-sourcing the manufacturing to vendors of different disciplines. These various vendors are all located in Taiwan.  In order to secure a long-term supply and strategic partnership, we also make substantial investments or acquire equity in these vendors as well.  We have made investments in manufacturers through our wholly owned subsidiary, ColorStars Taiwan. The manufacturers we are currently invested in are Anteya Technology Corporation, a Taiwanese corporation (“Anteya”) and Fin-Core.  Furthermore, we also utilize Jun Yee as a contract manufacturer to manufacture certain products of ours.  As described in further detail in the Recent Transactions paragraph under the Description of Business section, we no longer own any equity interest in Jun Yee. We have not entered into a written agreement for the manufacturing of our products with any of these manufacturers.

                Since 2004, we have owned 20% of the outstanding common shares of Anteya.  Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. Anteya is an important strategic manufacturer for us as we rely upon Anteya for its expertise of LED packaging, electronic engineering and software design.

                As described in further detail in the Recent Transactions paragraph under the Description of Business section, we own 20% of the outstanding common shares of Fin-Core. Fin-Core produces the BOBBY series of LED lamps for us. Additionally, Fin-Core develops high quality thermal management technology which is an integral part of LED lighting applications.

While we do not own any equity interest in Jun Yee, Jun Yee currently serves as an important contract manufacturer for us.  Jun Yee produces the T5, TB, ZZ-BRITE, JEDSTAR and STARSTRIP series of LED lamps for us. Jun Yee provides a strategic advantage to us as Jun Yee’s manufacturing plants have state of the art surface mount device machines, testing labs, burn-in chambers, and complete assembly lines which allows for Jun-Yee to effectively and efficiently produce LED lighting products.

                We are highly dependent upon the above mentioned manufacturers to produce our LED lighting products.  If production at any one of our manufacturers’ manufacturing plants is disrupted for any number of reasons, manufacturing yields may be adversely affected and we may be unable to meet our customer’s requirements. Consequently, our customers may purchase LED lighting products from our competitors.  This could result in significant loss of revenues and damage to our customer relationships, which could have a material adverse effect on our business, results of operations, and financial condition.

Distributors and Suppliers

We grant a small number of certain distributors the right in defined territories to distribute our products. We have not entered into any written agreements with these distributors.  As such, if our distributors are not adequately performing, we have the option to terminate our relationship at any time with them. Our distributors could also discontinue marketing and distributing our products with little or no notice.  If our distributors were to discontinue marketing and distributing our products for any reason, we believe that, due to an abundance of distributors in the LED lighting product sector, we could find an alternative distributor within a short duration of time; however, until we locate another distributor, our business and results of operations could be adversely impacted.

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry.

Customers

                We sell our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience.  We also distribute our LED lighting to lighting engineers engaged in specific lighting projects.  We do not sell our products directly to end-users.

Product Research and Development

We are engaged in the research and development of a variety of products to extend our lines of consumer and professional lighting products. Among these products are A19 LED light bulbs, LED down light fixtures, and LED spot lights for commercial and residential applications.  During the past two fiscal years, we spent approximately $56,167 in 2009 and $84,460 in 2010 on research and development.

Competition

We sell our products globally primarily to lighting distributors selling LED lamps and lighting fixtures for commercial lighting.  As illustrated in the Next Generation Lighting Industry Alliance (“NGLIA”) report, we expect this market to grow rapidly, especially as incandescent and fluorescent lamps are replaced by LEDs in commercial lighting because of energy savings, greater design flexibility, the elimination of pollutants, greater ruggedness, longer lifetimes and lack of catastrophic failures.

According to the NGLIA, an industry consortium involved in solid-state-lighting (“SSL”) working in cooperation with the United States Department of Energy (“DOE”), the size of the domestic market for lamps (light bulbs), ballasts, lighting fixtures, and lighting controls is about $12 billion. Globally, this market is about $40 billion.

                According to the NGLIA, the total electrical energy used for lighting equals the output of about 100 large power plants (More than 3X this amount is needed to produce the electricity). The cost of this electricity is about $55 billion (2003).

                The NGLIA also notes that, incandescent lamps, by far are the least efficient of the common lamp types, consume electrical energy equal to the output of more than 40 large power plants (according to the NGLIA website at www.nglia.org/documents/SSL-Benefits.pdf). According to the DOE, lighting accounts for 8% of all energy consumption in the United States and 22% of electricity nationwide. LEDs have the potential to reach 200 lm/W, compared to the efficacies of incandescent lamps at 15 lm/W and fluorescent tubes at 90 lm/W. If solid-state lighting replaced all existing lights, the DOE estimates customer savings of $115 billion by 2025 and a 10% reduction in greenhouse emission gases (according to the NGLIA website at www.nglia.org/about.html).

The NGLIA believes that the energy saving prospect for the use of SSL systems is significant. They estimate that when SSL reaches certain efficiencies, the U.S. will save annually the output of about 30 large power plants, or about 6-7% of our country’s total electrical energy usage. This will result in a savings of $17 billion in annual electrical costs (at 2003 rates). They also note that the accompanying environmental benefits are substantial, and include a reduction in carbon dioxide emissions of 155 million tons, and about a million tons in combined nitrous oxides and sulfur dioxide (according to the NGLIA website at www.nglia.org/documents/SSL-Benefits.pdf).

Competition in the market in which we sell our products is primarily based on price and the frequent introduction of new products to the market using the latest available technology. Our outsourced manufacturing operations in Taiwan, as well as the location of our research and development staff in Taiwan, allows us to take full advantage of a well-developed infrastructure of high-technology companies and well-trained engineers in the SSL industry.

Our principal competitors are Nexxus Lighting (NEXS) and Lighting Science Group (LSCG.PK) in U.S.A., Philips (PHG), and Osram in Europe, and Toshiba, and Panasonic in Japan.  We also expect increased competition from major traditional lighting companies such as General Electric (GE), Westinghouse, and Acuity Brands (AYI) who have or are developing LED lighting products.

We believe that we can compete successfully with our competitors because of lower manufacturing costs and the close proximity of our research and development operations to one of the world's most advanced high-tech centers – Taipei – Hsinchu, Taiwan - which offers a supply of highly-trained engineers and the latest in SSL technology.

Strategy

Our primary objective is to:

(i) continue to expand our product line by utilizing our strong research and development capabilities to add new lighting options to our current product range that includes low cost and/or low energy lighting for commercial and residential lighting applications. Among these products are a series of LED bulbs for the direct replacement of incandescent bulbs or compact fluorescent lamps (“CFL”).  These LED bulbs range from 5 watts to 12 watts and will directly replace 35~60-watt incandescent bulbs or 10~25 watt CFL lamps.

(ii) continue to expand our distribution channels in both existing and new markets internationally by utilizing both direct and indirect sales organizations.  We believe that our utilization of Fin-Core and June Yee as contract manufacturers will not only strengthen and broaden the Company’s product offerings but will also help with our expansion in the US market.  We believe, based on our market research, that there is a high demand for commercial and advertising LED lighting products in the U.S. markets.  As Fin-Core and Jun Yee manufacture commercial and advertising LED lighting products, we consequently believe that our relationship with these companies will help with our expansion into this market.

Favorable factors that will enhance our marketing position and increase revenues are the continuing trends of price reductions of LED chips and the technological improvements in the increased lumen output of LEDs. Both factors will increase the speed in which LED lights are adopted in both commercial and residential lighting.

Intellectual Property

(a)	Patents.

We have been issued patents for “high power LED color bulb with infrared remote function” in Taiwan, UK, Germany, France, and the USA.  This patent covers the technology in the TriStar series of RGB lamp.  At this point in time, we have not been issued any patents for the BOBBY series of lamps.

The percentage of revenue generated by sales of the TRISTAR and BOBBY series of lamps for fiscal year 2010 is summarized below:

Year	% of Revenue for Sales of TRISTAR Lamps	% of Revenue for Sales of BOBBY Lamps
2010	11%	17%

            We have just filed a total of 7 different patents in Taiwan as a result of our recent development of the A19 LED lamps for the replacement of the traditional incandescent light bulbs.  We will then file some or all of these patents with the patent offices in the USA, EU, and other countries within a certain period of time after we gain more confidence that these patents would be awarded to us.

(b)	Trademarks and Service Marks.

We use the trademarks “ColorStars" and "TriStar" which are registered trademarks in various countries worldwide.  All trademarks, service marks and copyright registrations associated with the business are registered in the name ColorStars Group and expire over various periods of time. We intend to vigorously defend against infringements of our trademarks, service marks and copyrights.

Government Regulations and Standards

                The largest segment of the lighting industry consists of incandescent light bulbs.   Governments, throughout the world, have passed measures to phase out incandescent light bulbs.  In some jurisdictions, this has been done through legislation, while others, through voluntary measures.  The aim is to encourage the use of more energy efficient lighting alternatives such as the CFL and the LED lamps.

                CFL’s, like all fluorescent lamps contain small amounts of mercury as vapor inside the glass tubing.  This does have an element of environmental concern and although it does not pose any significant health risk to exposed adults or children, there has been some worry within the lighting industry with respect to this matter.  We claim our overall compliance costs to not be material and are similar to our competitors.  Because our products are designed to meet energy efficiency targets greater than are now in effect in our markets, we expect tighter environmental and energy regulations to increase demand for our products.  However, new or altered certification programs could delay our ability to sell our products in certain markets.

Regional developments across the world are as follows:

United States

                State Legislation

California will phase out the use of incandescent bulbs by 2018 as part of a bill by California State Assembly member Jared Huffman (D-Santa Rosa) that was signed by California Governor Arnold Schwarzenegger on October 12, 2007. The bill aims to establish a minimum standard of twenty-five lumens per watt by 2013 and sixty lumens per watt by 2018.

Connecticut legislation was proposed by state Representative Mary M. Mushinsky (D-Wallingford) encouraging the use of energy efficient lighting sources.

New Jersey Assemblyman Larry Chatzidakis introduced a bill on February 8, 2007 that calls for the state to switch to fluorescent lighting in government buildings over the next three years. Mr. Chatzidakis said, "The light bulb was invented a long time ago and a lot of things have changed since then. I obviously respect the memory of Thomas Edison, but what we're looking at here is using less energy.”

Federal Legislation

Many of these state efforts became moot when the federal government enacted the Energy Independence and Security Act of 2007 in December 2007, requiring all general-purpose light bulbs that produce 310–2600 lumens of light be 30% more energy efficient (similar to current halogen lamps) than current incandescent bulbs beginning in 2012 and continuing through 2014. The efficiency standards will start with 100-watt bulbs in January 2012 and end with 40-watt bulbs in January 2014.

Bulbs outside this range, that is, light bulbs historically less than 40 Watts or more than 150 Watts are exempt from the restrictions. Also exempt are several classes of specialty lights including appliance lamps, "rough service" bulbs, 3-way, colored lamps, and plant lights.

By 2020, a second tier of restrictions would become effective; which requires all general-purpose bulbs to produce at least 45 lumens per watt (similar to current CFLs). Exempt from the Act are reflector "flood", 3-way, candelabra, colored and other specialty bulbs.

Americas

Argentina

In Argentina, selling and importing incandescent light bulbs were prohibited beginning on December 31, 2010.

Canada

In April 2007, Ontario's Minister of Energy, Dwight Duncan, announced the provincial government's intention to ban the sale of incandescent light bulbs by 2012.

The provincial government of Nova Scotia stated in February 2007 that it would like to move towards banning incandescent light bulbs in the province.

Federal Environment Minister, John Baird, announced in April 2007 a plan to ban the sale of inefficient light bulbs by 2012. According to Mr. Baird, Canada will save $3 to $4 billion Canadian dollars over the lifetime of the new bulbs.

Cuba

Cuba exchanged all incandescent light bulbs for CFL’s and banned the sale and import of them in 2005.

Venezuela

                                Venezuela phased out incandescent light bulbs in 2005.

Asia

Philippines

In February 2008, during her closing remarks at the Philippine Energy Summit, President Gloria Macapagal Arroyo called for a ban of incandescent light bulbs by 2010 in favor of more energy-efficient fluorescent globes to help cut greenhouse gas emissions and household costs.  If passed, the country will be the first in Asia to ban incandescent bulbs.

Europe

Switzerland banned the sale of all light bulbs of the Energy Efficiency Class F and G, which affects a few types of incandescent light bulbs. Most normal light bulbs are of Energy Efficiency Class E, and the Swiss regulation has exceptions for various kinds of special-purpose and decorative bulbs.

Ireland was the first European Union (EU) member state to ban the sale of incandescent light bulbs.  It was later announced that all member states of the EU agreed to ban incandescent light bulbs by 2012.

The initial Europe wide ban only applies to 'non-directional' light bulbs, so it does not affect any bulbs with reflective surfaces (eg. spotlights or halogen down lighters). Bulbs will be banned in a phased approach. The first types of bulbs to be banned are non-clear (frosted) bulbs; these bulbs were banned completely by September 2009. Also, in September 2009, clear bulbs over 100W were made of more efficient types. This limit will be moved down to lower wattages, and the efficiency levels raised by the end of 2012.  Also, the EU has given the target of 2016 to phase out Halogen bulbs, and any bulb available for purchase after the 2016 date must have at least a 'B' energy rating.  The Finnish parliament has been discussing banning sales of incandescent light bulbs beginning in 2011.

                The UK government announced in 2007 that incandescent bulbs would be phased out by 2011.

Russia

On October 8, 2009, Russian Economy Minister Elvira Nabiullina said that the government would ban the production and sale of all types of incandescent bulbs by 2014.

Oceania

Australia

In February 2007, Australia enacted a law that will ban most sales of incandescent light bulbs by 2010.  The Australian Federal Government announced minimum energy performance standards (“MEPS”) for lighting products. The new minimum standard efficiency level is 15 lumens per watt (lm/W). In November 2008 the importation of non-compliant lighting (which includes some incandescent globes) into Australia was banned, and in November 2009, the retail sale of non-compliant lighting was banned.  According to the current proposal all regular light bulbs and some other kinds of light bulbs sold from October 2009 has to meet the new minimum energy performance standards. Incandescent light bulbs that meet the new standards, for example, high efficiency halogen bulbs, will continue to be available.

It is estimated that greenhouse gas emissions will be cut by 800,000 tonnes (Australia's current emission total is 564.7 million tonnes), a reduction of approximately 0.14%.

                                There have been some initiatives to encourage people to switch to compact fluorescent lamps.

New Zealand

In February 2007, then Climate Change Minister David Parker announced a similar proposal to the one in Australia, except that importation for personal use would have been allowed.  However, the proposed ban was scrapped by the new government in December 2008 in a move that appears to have been politically motivated to distinguish the new government as being opposed to a 'nanny State' that tells its citizens what to do rather than a policy favoring incandescent bulbs.

Environmental Regulations

                ENERGY STAR is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy helping us all save money and protect the environment through energy efficient products and practices.

                The Energy Star is awarded to only certain bulbs that meet strict efficiency, quality, and lifetime criteria.

Energy Star Qualified LED Lighting:

•       Reduces energy costs — uses at least 75% less energy than incandescent lighting, saving on operating expenses.

•       Reduces maintenance costs — lasts 35 to 50 times longer than incandescent lighting and about 2 to 5 times longer than fluorescent lighting. There are no bulb-replacements, no ladders, no ongoing disposal program.

•       Reduces cooling costs — LEDs produce very little heat.

•       Is guaranteed — comes with a minimum three-year warranty — far beyond the industry standard.

•       Offers convenient features — available with dimming on some indoor models and automatic daylight shut-off and motion sensors on some outdoor models.

•       Is durable — won’t break like a bulb.

To qualify for Energy Star certification, LED lighting products must pass a variety of tests to prove that the products will display the following characteristics:

•       Brightness is equal to or greater than existing lighting technologies (incandescent or fluorescent) and light is well distributed over the area lighted by the fixture.

•       Light output remains constant over time, only decreasing towards the end of the rated lifetime (at least 35,000 hours or 12 years based on use of 8 hours per day).

•       Excellent color quality. The shade of white light appears clear and consistent over time.

•       Efficiency is as good as or better than fluorescent lighting.

•       Light comes on instantly when turned on.

•       No flicker when dimmed.

•       No off-state power draw. The fixture does not use power when it is turned off, with the exception of external controls, whose power should not exceed 0.5 watts in the off state.

                We are in the process of applying for the Energy Star certification for most of our products for general lighting applications.

Employees

As of April 14, 2011, we had a total of 11 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

Reports to Security Holders

We will be a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of $38,266 per year.  The lease term for the agreement is from November 2005 to November 2010.  The lease was extended for another five (5) years to November 2015.  This office is the main operational office in Taiwan with the address of 10F, 566, Jungjeng Road, Sindian City, Taipei County 231, Taiwan, R.O.C.

On June 14, 2009, we signed a two (2) year lease agreement which expires in June 2011.  The leased property is located at 1 Technology Dr., Suite F-213, Irvine, California, 92618, where the property is used as a general office and for the warehousing of inventory. Lease payments are US $36,108 per year. The lease contains no renewal options.

We believe that our current facilities are adequate for our needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements. We have no plans to acquire any property in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Security Holders

As of April 14, 2011, there were 168 record holders of 67,448,890 shares of our Common Stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.  The payment of dividends, if any, will be within the sole discretion of our Board of Directors.  We presently intend to retain all earnings, if any, for use in our business operations.

Securities authorized for issuance under equity compensation plans

We have never and have no current plans to issue securities under any equity compensation plans.

Common Stock

The authorized capital stock of our Company consists of 450,000,000 shares of Common Stock, par value $0.001 per share, of which there are 67,448,890 issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock, par value $0.001 per share, with designations, rights and preferences including rights to dividend, liquidation, conversion, voting, or other rights determined from time to time by our Board of Directors, without shareholder approval.  Up to this point in time, we have not designated or issued any shares of Preferred Stock.

Recent Sales of Unregistered Securities

                None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)	Liquidity and Capital Resources.

Our revenues are primarily derived from sales of the LED devices and systems described above. Although our financial results are mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions.

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

Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, we intend to utilize our strategic partnerships to help us reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believe our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales. Similar to many manufacturing companies, we expect to benefit from economies of scale, meaning that as unit sales increase, our cost of production per unit should decrease, which would positively impact our financial results. Our financial results for recent periods, however, do not support this contention. We believe that this contention is not supported because of our prior investments in Fin-Core and Jun Yee.  Fin-Core and Jun Yee, as manufacturing factories, have lower gross margins. As a result, these lower gross margins cause the overall gross margin from the previous period to decrease.  Also, Jun Yee relocated their manufacturing factory in February of 2010, and during the relocation, the factory was completely shut down for an entire week.  As a consequence, this relocation increased the operating costs of Jun Yee and further decreased the overall consolidated gross margin.

As described in further detail in the Recent Transactions section of Item 1, ColorStars Taiwan acquired controlling interests in Fin-Core and Jun Yee in 2009 and then disposed of these interests in July and November 2010, respectively.

ColorStars Taiwan initially acquired Fin-Core due to the fact that Fin-Core has a very effective and unique heat-sink design and patent for building certain LED lighting products for commercial applications.  We believed that Fin-Core’s ability to efficiently and effectively develop LED Lighting products using their unique heat –sink design would help us to develop more world-wide sales channels in the commercial lighting segment for our LED products.   However, by the end of June 2010, Fin-Core's financial situation had deteriorated as it had spent most of its capital in product development, certification, and production machinery.  At that time, we were unable to provide additional funding to Fin-Core.  As such, in order to provide more funding for the continuation and operation of Fin-Core, on July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $427,500.00.  As a result of this transaction, ColorStars Taiwan now owns only 20% of the outstanding common shares of Fin-Core.

As Jun Yee is an expert in LED linear and panel lighting design and manufacturing, we initially acquired Jun Yee in order to expand our LED linear and panel lighting design product offering. However, after maintaining the controlling stake in Jun Yee for a year, we observed that Jun Yee had a high debt ratio, low current ratio, and no profit.  As such, on November 26, 2010, ColorStars Taiwan entered into two related stock purchase agreements whereby ColorStars Taiwan sold all of its shares of Jun Yee common stock to Mr. Ming-Chun Tung and Ms. Ming-Fong Tung, as discussed in further detail in the Recent Transactions section of Item 1.

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2010, net cash used in operating activities was $(527,645) compared with $(286,184) used in operating activities for the fiscal year ended December 31, 2009.  The cash flow used in operating activities in the fiscal year ended December 31, 2010 was primarily the result of an increase of account receivables and inventory.  The cash flow used in operating activities in the fiscal year ended December 31, 2009 was primarily the result of an increase of inventory due to the relocation of the Jun-Yee factory.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2010, net cash provided by investing activities increased to $434,906 compared with $(1,421,054) for the fiscal year ended December 31, 2009.  The increase in net cash provided by investing activities was a result of the disposal of our 30.4% equity interest in Fin-Core and 51% equity interest in Jun-Yee.

The following table provides a supplemental discussion of cash provided by and used in investing activities in 2010:

Investment Activities in 2010

Date	Description	Cash for Acquisition	Proceeds from Sale of Equity	Remarks
July 5, 2010	Sale of 30.4% equity in Fin-Core (456,000 shares at $0.93/share)		429,000	Remaining 20% Equity in Fin-Core after disposition
July 5, 2010	Subscription of 500,000 shares of Fin-Core’s newly issued shares at $0.62/share to maintain 20% equity in Fin-Core	320,000		Maintaining 20% Equity in Fin-Core after subscribing new shares
Nov. 26, 2010	Sale of 51% equity in Jun Yee (765,000 shares at $0.74/share)		558,000	0% equity remaining in Jun Yee after disposition of 51% equity
	Total	320,000	987,000	667,000

The total cash used for acquisitions in 2010 was $320,000 and the total cash provided by disposition of investments was $987,000.  The overall cash flows from equity investing activities in 2010 was $667,000.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2010, net cash provided by financing activities decreased to $0 compared with $1,389,601 for the fiscal year ended December 31, 2009.  This decrease in net cash provided by financing activities was a result of the disposal of our 30.4% and 51% equity interests in Fin-Core and Jun Yee, respectively, and our subsequent removal of these entities from our consolidated financial report. Additionally, there were no other additional financing activities in 2010.

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

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on August 25, 2009, June 24, 2010, and January 29, 2010, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	August 25, 2009 to February 22, 2011 (3)	Fixed at 2.68% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 24, 2010 to December 24, 2010	Fixed at 1.57% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 29, 2010 to January 29, 2011	Fixed at 2.604% per annum.

(1) NTD $3,000,000 is approximately USD $98,360.

(2) NTD $6,000,000 is approximately USD $196,720.

(3) The loan term stated herein initially expired on August 22, 2010 but was extended to February 22, 2011.

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2010 to Fiscal Year Ended December 31, 2009

Net Sales.  Net sales increased to $6,544,315 for the year ended December 31, 2010 from $4,695,095 for the year ended December 31, 2009. The increase in sales was due to increased adoption of LED lighting in the industrial and commercial segments worldwide.

Cost of Goods Sold.  Cost of goods sold increased to $4,751,665 for the year ended December 31, 2010 from $3,221,525, for the year ended December 31, 2009. The increase in cost of goods sold was due to increased net sales.

Gross Profit.  Gross profit increased to $792,650 for the year ended December 31, 2010 from $1,473,570 for the year ended December 31, 2009. However, the gross margin percentage decreased to 27% for the year ended December 31, 2010 from 31% for the year ended December 31, 2009.  The decrease in gross margin percentage was due to market price competition and the low profit margin business nature of Fin-Core and Jun-Yee.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $1,732,650 for the year ended December 31, 2010 from $1,322,428 for the year ended December 31, 2009. The increase in selling, general and administrative expenses are primarily related to increased sales and marketing expenses of our US office in Irvine, California and our trade shows in Las Vegas, Nevada and Frankfurt, Germany.

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion decreased to $47,891 for the year ended December 31, 2010 from $374,138 for the year ended December 31, 2009, mainly due to the disposition of our equity interests in Fin-Core and Jun Yee.

Interest Expense.  Interest expense increased to $38,623 for the year ended December 31, 2010 compared with $17,481 for the year ended December 31, 2009. The increase in interest expense was due to an increase of bank loans.

Net Income (loss).  For the year ended December 31, 2010, we incurred a net income of $144,819 as compared to a net income of $32,556 for the year ended December 31, 2009.

ColorStars products are sold to over 35 different countries around the world. Product revenues for the fiscal year ended December 31, 2010 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,855,878	28%
Asia	$2,908,746	44%
USA	$894,587	14%
Others	$885,104	14%
Total	$6,544,315	100%

Product revenues for the fiscal year ended December 31, 2009 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,602,554	34%
Asia	$2,202,444	46%
USA	$523,824	11%
Others	$366,273	9%
Total	$4,695,095	100%

Our revenue reported in fiscal year 2010 is the consolidated revenue according to GAAP for the following four operating entities: (1) ColorStars Group in USA, (2) Color Stars Taiwan, (3) Fin-Core, and (4) Jun Yee.  The drivers of revenue growth in 2010 were attributed to the increase of adoption of LED lighting for the industrial and commercial segments worldwide. The “Others” regions presented in the 2010 and 2009 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

The historical revenue for the fiscal year ended December 31, 2010 for ColorStars Group, ColorStars, Inc., Fin-Core, Jun-Yee, and consolidated companies are shown in the table and chart below:

Company	2010 Revenue ($)
ColorStars Group	81,002
Color Stars, Inc.	3,652,718
Fin-Core	682,235
Jun-Yee	2,128,360
Consolidated Total	6,544,315

Inflation

We do not believe that inflation in the cost of our raw materials has had in the past or will have in the future any significant negative impact on our operations. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

(c)	Off-balance sheet arrangements.

Financial instruments that potentially expose concentrations of credit risk primarily consist of cash and cash equivalents, investments and accounts receivable. Management believes there are no significant off-balance-sheet risks such as those associated with foreign exchange contracts, option contracts or other foreign exchange hedging arrangements. With respect to concentration of credit risk, the Company has cash investment policies which, among other things, limit investments to investment-grade securities. Ongoing credit evaluations of the customers are performed and allowances for potential credit losses are maintained.

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2010:

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt Obligations(1)	$411,424	$411,424	$0	$0	$0
Notes Payable(2)	583,297	583,297	0	0	0
Due to Stockholder(3)	0	0	0	0	0
Non-current debt(4)	0	0	0	0	0
Operating Leases(5)	274,859	84,781	98,742	91,336	0

Total contractual cash obligations	$1,269,580	$1,079,502	$98,742	$91,336	$0

(1)	Short-term debt obligations: Short-term loans from local banks.

(2)

Notes Payable: This is the total of all money that is owed to various suppliers. The Notes Payable here represents the post-dated checks issued by us to our vendors or suppliers.  Post-dated checks are the most commonly used payment methods for local business in Taiwan.  When materials or services are provided from the seller to the buyer, the buyer will issue a post-dated check as payment to the seller.  The blank checks can only be printed by the bank where the buyer maintains its checking account on or after the date that is specified as the due date on the check, or the seller may deposit the check into any bank account and the check will be sent to the regional check clearing house.  The check clearing house will then send money to the designated checking account on or after the check due date.

(3)	Due to Stockholder: This is the short-term loan from any major stockholders

(4)	Non-Current debt: Long term loans from Taiwan Banks.

(5)	Operating Leases: Office leases in Taiwan and Irvine, California USA.

(e)	Quantitative and Qualitative disclosures about Market Risk.

We do not have any market risk sensitive instruments at this moment.

Foreign Currency Exchange Rates

The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of ColorStars Group and Color Stars Inc.:

I have audited the consolidated balance sheets of ColorStars Group as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ColorStars Group as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then, in conformity with U. S. generally accepted accounting principles.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, I express no such opinion.

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

April 8, 2011

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31,

Assets

	2010	2009
Current assets:
Cash and equivalents	$1,396,234	$1,442,300
Accounts receivable, net of allowance for doubtful accounts of $13,267 and $12,002 at December 31, 2010 and 2009	215,530	1,107,302
Inventory	788,718	958,885
Prepaid expenses and other current assets	258,323	185,502
Total current assets	2,658,805	3,693,989

Equipment, net of accumulated depreciation	47,891	374,138
Investments	1,421,292	734,495
Intangible assets	10,355	895,953
Other assets	-	18,308
Total assets	$4,138,343	$5,716,883

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$411,424	$803,568
Accounts payable	583,297	1,495,681
Accrued expenses	73,917	201,822
Due to stockholder / related party	-	151,861
Current portion of long term debt	-	77,151
Receipts in advance and other current liabilities	15,713	19,377
Total current liabilities	1,084,351	2,749,460

Long term debt, net of current portion
Long term borrowings	-	194,307
Total liabilities	1,084,351	2,943,767

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2010 and 2009	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	341,741	76,312
Accumulated deficit	(467,428)	(612,247)
Total stockholders’ equity	3,053,992	2,643,744
Noncontrolling interest	-	129,371
Total equity	3,053,992	2,773,115
Total liabilities and stockholders’ equity	$4,138,343	$5,716,883

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(IN US$)

	For the years ended December 31,

	2010	2009

Net sales	$6,544,315	$4,695,095

Cost of goods sold

	4,751,665	3,221,525

Gross profit	1,792,650	1,473,570

Operating expenses

Selling, general and administrative	1,732,650	1,322,428
Research and development	84,460	56,167
Total operating expenses	1,817,110	1,378,595

Income (loss) from operations

	(24,460)	94,975

Other income (expenses)

Interest expense (net)	(38,623)	(17,481)
Share of investee’s operating results	68,503	(1,130)
Gain on disposal of investments	195,540	-
Gain (loss) on foreign exchange, net	(62,160)	6,152
Other, net	(7,638)	9,097

Income before income tax

	131,162	91,613

   Income tax

	45,010	92,526

Net income (loss)

	86,152	(913)

Net income attributable to noncontrolling interest

	58,667	33,469

Net income attributable to common stockholders

	$144,819	$32,556

Earnings per share attributable to common stockholders:

Basic and diluted per share	$.00	$.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,098,152

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND ACCUMULATED DEFICIT

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholder’s equity

Balance, December 31, 2008	65,969,590	$65,970	$2,144,680	$12,312	$(644,803)	$1,578,159
Common Stock Subscribed	1,479,300	1,479	967,550	-	-	969,029
Foreign currency adjustment	-	-	-	64,000	-	64,000
Net income	-	-	-	-	32,556	32,556

Balance, December 31, 2009	67,448,890	$ 67,449	$3,112,230	$76,312	$(612,247)	$2,643,744
Foreign currency adjustment	-	-	-	265,429	-	265,429
Net income	-	-	-	-	144,819	144,819

Balance, December 31, 2010	67,448,890	$ 67,449	$3,112,230	$341,741	$(467,428)	$3,053,992

  The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US$)

For the years ended December 31,

Cash flows from operating activities

	2010	2009
Net income (loss)	$86,152	$(913)
Depreciation and amortization	23,461	101,554

Fixed assets written off / Gain on sale of fixed assets

	-	(240)

Provision for doubtful accounts

	10,145	11,620

Share of investee’s operating results

	(68,503)	1,130

Gain on disposal of investments

	(195,540)	-

Changes in operating assets and liabilities:

Accounts receivable	(377,360)	(53,585)
Inventories	(340,111)	(529,117)
Prepaid expenses and other current assets	(119,758)	(94,274)
Accounts payable	293,909	311,219
Accrued expenses	54,626	83,985
Receipts in advance and other current liabilities	105,334	(117,563)
Cash flows (used in) operating activities	(527,645)	(286,184)

Cash flows from investing activities

Addition to fixed assets	(10,488)	(72,795)
Acquisitions, net of cash acquired	-	(940,612)
Addition to long term investments	(320,543)	(418,433)
Addition to intangible assets	-	(6,964)
Proceeds from sale of investments, net	765,937	-
Proceeds from sale of fixed asset	-	17,750
Cash flow provided from (used in) investing activities	434,906	(1,421,054)

Cash flows from financing activities

(Repayment) to stockholder	-	(271,415)
Proceeds from issuance of common stock	-	969,029
Proceeds from bank loan	-	691,987
Cash flow provided by financing activities	-	1,389,601

Effect of exchange rate changes on cash and cash equivalents	46,673	1,383

Net (decrease) in cash and cash equivalents	(46,066)	(316,254)
Beginning cash and cash equivalents	1,442,300	1,758,554

Ending cash and cash equivalents	$1,396,234	$1,442,300

Supplemental disclosure of cash flow information

  Cash paid during the period for:

Interest	$39,248	$28,087
Income taxes	18,127	35

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

Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate continuation of the Group as a going concern.

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Color Stars Inc., 50.4% owned Fin-Core Inc. and 51% owned Jun Yee Industrial Co Ltd up to the date of disposal, as appropriate.  On July 5, 2010, the Company sold 30.4% equity interest in Fin-Core Corporation (FCC) to third party at consideration of NTD13,680,000 (equivalent to USD424,000).  After disposal, equity interest of the Company in FCC decreased from 50.4% to 20%.  On November 26, 2010, the Company signed an agreement to sell all the 51% equity interest in Jun Yee Industrial Corporation (Jun Yee) to a third party for the consideration of NTD17,595,000 (equivalent of USD558,000).  When the company ceased to have a controlling financial interest in FCC and Jun Yee, the Company deconsolidated FCC and Jun Yee as of the date on which its control ceased.  The Company accounted for the deconsolidation by recognizing in net income a gain on disposal of investments.

The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method.  All significant inter-company transactions and balances have been eliminated in consolidation.

Certain prior year’s balances have been reclassified to conform to the current financial presentation.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash on deposits and all short-term highly liquid investments purchased with remaining maturities of three months or less.  The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions.

Plant and Equipment – Equipment is recorded at cost. Provision for depreciation is computed using the straight-line method on all depreciable assets over the estimated useful lives of the related assets (five years for machinery equipment, three and half years for transportation equipment and three years for computer and office equipment and other equipment). Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations.  Expenditures for repairs and maintenance costs are expensed as incurred.

Fair Value of Financial Instruments – The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Accounts Receivable — The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $13,267 and $12,002 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. There was no reserve at December 31, 2010.  As of December 31, 2009, the allowance for obsolete inventory was $98,058.

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition – Revenue is recognized in connection with sales of products when all of the following conditions are met: (1) there exists persuasive evidence of an arrangement with the customer, typically consisting of a purchase order or contract; (2) products have been delivered and title and risk of loss has passed to the customer, which occurs when a product is shipped under customary terms; (3) the amount of revenue is fixed or determinable; and (4) collectability is reasonably assured.

Valuation of financial instruments - The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors.

Off-Balance-Sheet Risk and Concentration of Credit Risk – Financial instruments that potentially expose concentrations of credit risk primarily consist of cash and cash equivalents, investments and accounts receivable.  Management believes there are no significant off-balance-sheet risks such as those associated with foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

The Company sells light-emitting diodes and lighting equipment primarily in the U.S., Europe and Asia. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers being high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances where limited financial information is available. The Company maintains and reviews its allowance for doubtful accounts by considering factors such as historical bad debts, age of the account receivable balances, customer credit-worthiness and current economic conditions that may affect a customer’s ability to pay.

The Company currently maintains substantially all of its day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign Currency – The financial statements of the company’s foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, and equity accounts at historical exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets.

Intangible Assets – Intangible assets with finite lives are amortized over their respective estimated useful lives. The amount of intangible assets to be amortized shall be the amount initially assigned to that asset less any residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived described below.

Investments – Investments consist of marketable equity securities stated at fair value and are designated as either trading securities or available-for-sale securities at the time of purchase based upon the intended holding period.  Changes in fair value of the trading securities are recognized currently in general and administrative expenses in the consolidated statements of operations.  Changes in the fair value of available-for-sale securities are recognized in accumulated other comprehensive income on the consolidated balance sheets, unless the Company determines an unrealized loss is other-than-temporary.  If the Company determines an unrealized loss is other-than-temporary, the Company recognizes the loss in earnings.  Cost basis is determined using average cost.  If the Company has significant influence over the investee, the investment is accounted for under the equity method of accounting.

At December 31, 2010 and 2009, the Company has investments stated at cost and investments accounted for under the equity method of accounting.

Other-Than-Temporary Impairment - All of the Company’s available-for-sale investments and non-marketable equity securities are subject to a periodic impairment review.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  This determination requires significant judgment.  For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the previous six months, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery.  For non-marketable equity securities, the impairment analysis requires the identification of events or circumstances that would likely have a significant adverse effect on the fair value of the investment, including revenue and earnings trends, overall business prospects and general market conditions in the investees’ industry or geographic area.  Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case the investment is written down to its impaired value.

Note 2 – Summary of Significant Accounting Policies (Continued)

Impairment of long-lived assets — Certain of the Company’s long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2010, the Company expects the remaining carrying value of assets to be recoverable.

Income taxes — Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company’s assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

Generally accepted accounting principles in the United States of America (“GAAP”) prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Note 3 - Recently Issued Accounting Pronouncements

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

Note 4 –Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or (loss). As of December 31, 2010, the components of comprehensive income or (loss) include net income (loss) only.

Total comprehensive income (loss) for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Net income (loss)	$86,152	$(913)
Translation adjustment	265,429	64,000
	351,581	63,087
Comprehensive income
Comprehensive income attributable to noncontrolling interest	58,667	33,469

Total comprehensive income attributable to common stockholders	$410,248	$96,556

Note 5 – Earnings per share

Basic net earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	2010	2009

Net income attributable to common stockholders	$144,819	$32,556

Weighted average common stock outstanding - basic and diluted	67,448,890	67,098,152

Earnings per share attributable to common stockholder - basic and diluted	$.00	$0.00

Note 6 – Long term investment

	2010	2009
Equity method investment – Anteya Technology Corp
Carrying value of investment, January 1, 2010	$592,457	$593,624
Interest in Anteya’s 2010 net income (loss)	122,516	(1,167)
Exchange difference	82,390	-

Carrying value, December 31	797,363	592,457

Equity method investment – Fin-Core Corporation
Carrying value of investment, January 1, 2010	187,544	-
Addition at cost	342,853
Interest in Fin-Core’s 2010 net loss	(48,506)	-

Carrying value, December 31, 2010	481,891	-

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,421,292	$734,495

Anteya Technology Corp is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000 (equivalent to USD434,000).  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintains the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD$10,000,000 (equivalent of USD320,000).  The Company adopted the equity method of accounting to the investment in FCC.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.

Note 6 – Long term investment (continued)

The audited financial information of Anteya Technology Corp. for the year ended December 31, 2010 and 2009 (in US dollars) are as follows:

Balance sheet	2010	2009

Current assets	$4,963,357	$3,110,406
Non-current assets	762,914	523,269
Total assets	5,726,271	$3,633,675

Current liabilities	2,986,881	$1,583,277
Non-current liabilities	628,564	531,149
Stockholders’ equity	2,110,826	1,519,249
Total stockholders’ equity and liabilities	$5,726,271	$3,633,675

Statement of operation	2010	2009

Net sale	$5,596,610	$2,687,136
Cost of goods sold	4,094,404	1,931,443
Gross profit	1,502,206	755,693
Operating and non-operating expenses	1,137,255	761,528
Net income (loss)	$364,951	$(5,835)

Note 7 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	2010	2009

Raw materials	$ -	$194,079
Work in progress	-	1,107
Finished goods	788,718	763,699

	$788,718	$958,885

Note 8 – Goodwill and Intangible Assets

	2010	2009
Intangible assets:
Goodwill	$ -	$876,012
Amortizable intangible assets	42,382	41,773
Accumulated amortization	(32,027)	(21,832)
Total	$10,355	$895,953

Identifiable intangible assets, which are subject to amortization, consist primarily of patents and trademark. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

Amortization expense associated with identifiable intangible assets was as follows:

	For the years ended December 31,
	2010	2009
Amortization expense	$7,845	$7,957

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2010	2009

Plant and equipment:
Machinery equipment	$31,206	$365,285
Transportation equipment	16,800	89,490
Office equipment	85,148	83,944
Other	241	132,373
Total cost	133,395	671,092

Accumulated depreciation:
Machinery equipment	23,553	152,576
Transportation equipment	5,133	27,741
Office equipment	56,577	57,505
Other	241	59,132
Total accumulated depreciation	85,504	296,954

Plant and equipment – net	$47,891	$374,138

Depreciation was $15,616 and $93,596 for the years ended December 31, 2010 and 2009 respectively.

Note 10 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2009 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2008 (inclusive).  The Company has filed a business income tax return for the year 2009 on time and it is being reviewed by the foreign local tax authority.

The income tax provision information is provided as follows:

	2010	2009
Component of income (loss) before income taxes:
United States	$(209,248)	$(115,400)
Foreign	340,410	207,013
Income before income taxes	131,162	$91,613

Provision for income taxes
Current
U.S. federal	-	-
State and local	800	800
Foreign	44,210	91,726
Income tax provision	45,010	92,526

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Federal income taxes at applicable statutory rates	$45,906	$31,784
Adjustment resulting from the tax effect of:
Foreign tax rate differential	(52,577)	(8,280)
Change in valuation allowance	73,236	41,470
Foreign taxation adjustment	(27,772)	27,552
Others	6,217	-
	$45,010	$92,526

As of December 31, 2010, no deferred tax asset was recognized for net operating loss carryforwards, which expire at various amounts over an approximate 20 year period. In assessing the realization of deferred tax assets, the Company has determined that at this time it is more likely than not that deferred tax assets will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carryforwards before they expire based on the negative evidence of its recent years history of losses in the US, outweighing the positive evidence of taxable income projections in future years.

Note 11 – Accrued expenses

	2010	2009

Salaries and allowance	$17,604	$81,345
Insurance	5,545	13,712
Tax payable	39,261	71,250
Others	11,507	35,515

	$73,917	$201,822

Note 12 – Bank short and long term debt

Short-term debt

	2010	2009

Bank loan payable to Taiwan banks	$411,424	$803,568

The Company signed an unsecured revolving credit agreement with a bank.  The interest rate on short-term borrowings outstanding as of December 31, 2010 ranges from 2.604% to 3.070% per annum.  The short term debt was secured by a personal guarantee from a director.

Long-term debt

	2010	2009

Loan payable to Taiwan banks	$-	$271,458
Less: current portion	-	77,151
Long term debt, net of current portion	$-	$194,307

As at December 31, 2010, the Company did not have any long term outstanding debt and no assets were pledged to banks.  The long term debt as at December 31, 2009 was the liability of the subsidiary Jun Yee Industrial Co Ltd.  The Company ceased the control in November 2010 and as such Jun Yee was not included in the consolidated balance sheets as at December 31, 2010.  As at December 31, 2009, the following assets in the name of Jun Yee were pledged to the banks for the banking facilities granted:

  Cash deposit of USD108,000;
  Guarantee from directors
  Personal properties of officers of Jun Yee

Note 13 - Geographic Information

Product revenues for the years ended December 31 are as follows:

	2010	2009
Customers based in:
Europe	$1,855,878	$1,602,554
Asia	2,908,746	2,202,444
United States	894,587	523,824
Others	885,104	366,273
	$6,544,315	$4,695,095

Note 14 - Operating Expenses

	2010	2009
Selling costs	$146,797	$107,228
General and administrative costs	1,508,709	1,162,730
Research and development	84,460	56,167
Advertising	77,144	52,470
	1,817,110	1,378,595

Note 15 – Related Party Transactions

The Company has recorded expenses for the following related party transactions in the year ended December 31:

	2010	2009
Expenses:
Purchase from Anteya Technology Corp	$1,453,302	$785,040
Purchase from Fin-Core Corporation	320,127	-
Rent paid to Mr. Wei-Rur Chen	45,697	43,586

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	2010	2009
Liabilities:
Anteya Technology Corp	$404,774	$235,437
Fin-Core Corporation	82,817	-
Mr. Dong Min Jun	-	151,861

In July 2009, the Company purchased 140,000 shares of Anteya Technology Corp from the spouse of Mr. Wei-Rur Chen, stockholder and president of the Company, at consideration of $122,331.

On March 20, 2009, the Company completed the acquisition of 7,560,000 common shares (which represented 50.4% equity interest) in Fin-Core Inc., a company incorporated under the laws of Republic of China (Taiwan), at consideration of NTD15,876,000 (equivalent to $470,000) from related parties and third parties.  225,500 shares of 7,560,000 of Fin-Core Inc. were purchased from Mr. Wei-Rur Chen and his spouse.

The company provided no collateral to the related party for the above financing proceeds as at December 31, 2009 from Mr. Dong Min Jun, who is the shareholder of Jun Yee Industrial Co Ltd. These proceeds represented a non-interest bearing charge to the Company.

Note 15 – Related Party Transactions (continued)

The Company leased office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2005 to November 2010.  The Company renewed the lease in 2010 for another five years from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of December 31, 2010.  All transactions were at market-based arm’s length prices.

Note 16 – Acquisition of Business

On March 20, 2009, a wholly-owned subsidiary of the Company acquired 50.40 percent of the outstanding common shares of Fin-Core Inc. (“Fin-Core”).  Fin-Core Inc., a private company incorporated in April 17, 2008 in Taiwan, is principally engaged in the design, and manufacturing of thermal management devices; the design and manufacturing of electrical and lighting devices and trade, import and export of electrical and lighting devices.  The purpose of this acquisition was to create revenue, operating and cost synergies and to enhance the Company’s competiveness. In addition, the Company believes that the acquisition will strengthen and broaden the Company’s product offerings, including entry into the PAR30 and PAR38 LED lamp retrofit markets and expand the Company’s geographical footprint in the USA markets.

The following table summarizes the consideration paid for Fin-Core and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Fin-Core.

Consideration
Cash	$468,262
Contingent consideration arrangement	-
Fair value of total consideration transferred	$468,262

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	$280,242
Inventory	76,021
Property, plant, and equipment	120,337
Financial liabilities	(236,403)
Total identifiable net assets	240,197
Noncontrolling interest in Fin-Core	(119,138)
Goodwill	347,203
$468,262

Note 16 – Acquisition of Business (continued)

On August 10, 2009, the Company completed its acquisition of Jun Yee, pursuant to which the Company acquired 51% of the voting common stock of Jun Yee at a price of NTD$23 per share, or an aggregate purchase price of NTD17,595,000 (equivalent to USD536,334).  The Company paid the purchase consideration in cash.  Jun Yee’s technology and development capabilities are complementary to the Company’s existing product portfolios.  The Company expects that this strategic combination will provide customers with a stable product sourcing as well as improved service, support and a future roadmap for serial connectivity.

The purchase price has been allocated as follows:

Consideration
Cash	536,334
Contingent consideration arrangement	-
Fair value of total consideration transferred	536,334

Recognized amounts of identifiable assets acquired and liabilities assumed
Financial assets	868,968
Inventory	73,638
Property, plant, and equipment	187,864
Financial liabilities	(1,049,993)
Total identifiable net assets	80,477
Non-controlling interest in Jun Yee	(39,434)
Goodwill	495,291
536,334

Note 17 – Sale of Assets

On July 7, 2010, the Company sold 30.4% equity interest in Fin-Core Corporation (FCC) to third party at consideration of NTD13,680,000 (equivalent to USD434,000).  After disposal, equity interest of the Company in FCC decreased from 50.4% to 20%.  The sale was completed in July 2010 for $344,866 in cash, net of working capital adjustment.  The Company recorded a gain of $170,368.

On November 26, 2010, the Company signed an agreement to sell all the 51% equity interest in Jun Yee Industrial Corporation (Jun Yee) to a third party for the consideration of NTD17,595,000 (equivalent of USD558,000).  The sale was completed in November 2010 for $421,071 in cash, net of working capital adjustment.  The Company recorded a gain of $25,172.

Note 18 – Commitments

	2010	2009

Rent expenses	$198,454	$119,716

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year at December 31, 2010 are as follows:

2011	$84,781
2012	49,371
2013	49,371
2014	49,371
2015	41,965
$274,859

Note 19 – Subsequent Events

The Company evaluated all events subsequent to December 31, 2010 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At this time, we do not have any changes in and disagreements with accountants and financial disclosure to report.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

(b)	Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

                None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

NAME	AGE	OFFICES HELD

Wei Rur Chen	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	55	Director

Mei-Ying Chiu	57	Secretary and Director

WEI RUR CHEN, age 49, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 55, has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

MEI-YING (EASTER) CHIU, age 57, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

The business address for each of our officers and directors is 10F, No. 566 JungJeng Rd., Sindian City, Taipei County 231, Taiwan, R.O.C.

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  We currently have three (3) Directors.

(b)    Family Relationships.

                Mrs. Tsui-Ling Lee, an owner of 12.9% of our common stock, is the spouse of our Chairman of the Board and CEO, Mr. Wei-Rur Chen.

(c)                Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, criminal proceedings, judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

(d)                 Significant Employees.

                                None.

ITEM 11.	EXECUTIVE COMPENSATION

 Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the board of directors to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2008, 2009 and 2010 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

                On March 1, 2007, we entered into an employment agreement with our CEO, Mr. Wei-Rur Chen (the “Employment Agreement”). The Employment Agreement has a term of five years from the effective date, March 1, 2007. Under the Employment Agreement, Mr. Chen agreed to serve as our Chairman, President, and CEO.  Mr. Chen shall have such authority and responsibility as may reasonably be assigned to him by our board of directors. Pursuant to the Employment Agreement, Mr. Chen may receive a salary no higher than $120,000 per annum, and Mr. Chen shall be entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by us to our executives who have similar responsibilities and perform similar functions as Mr. Chen.

                We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

                                                SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen, Chief Executive Officer and President	2010 2009 2008	$20,000 $20,000 $20,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$20,000 $20,000 $20,000
Mei-Ying (Easter) Chiu, Vice President and Director	2010 2009 2008	$40,000 $40,000 $40,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$40,000 $40,000 $40,000

Options/SAR Grants In the Last Fiscal Year

                None.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                None.

Compensation Committee

                At this time, we do not have a compensation committee. The salaries of our executive officers are determined by our board of directors. Our board of directors determines the compensation of our executive officers based on our financial and operating performance and success.  As we continue to grow, we may form a compensation committee charged with the oversight of our executive compensation plans, policies and programs, and the authority to determine and approve the compensation of our executive officers and make recommendations with respect to the same.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 14, 2011 by:

•         all persons who are beneficial owners of five percent (5%) or more of our common stock;

•         each of our directors;

•         each of our executive officers; and

•         all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of April 14, 2011.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1st Road Sindian City, Taipei County Taiwan 231	President ,Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director.	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jungjeng Road Sindian City, Taipei County Taiwan 231	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1st Road Sindian City, Taipei County Taiwan 231	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jungjeng Rd. Sindian City, Taipei County Taiwan 231	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Markand Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	3,200,000	4.74%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,700,000	6.97%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan (R.O.C.)	Shareholder	3,340,000	4.95%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$40,224	$36,269
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees paid to auditor	$40,224	$36,269

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2010 and 2009.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          1.           The information required by this item is included in Item 8 of Part II of this annual report.

2.           The information required by this item is included in Item 8 of Part II of this annual report.

3.           Exhibits: See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)

Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009.
2.2*	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009.
2.3*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009.
2.4*	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009.
2.5*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009.
2.6*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009.
3.1*	Articles of Incorporation.
3.2*	By-Laws.
10.1*	Employment Agreement entered into between ColorStars Group and Wei-Rur Chen on March 1, 2007.
10.2*	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 25, 2009.
10.3*	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 24, 2010.
10.4*	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2010.
23.1	Auditor Consent.
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: April 14, 2011	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	April 14, 2011
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	April 14, 2011
Hsiu-Fu Liu
/s/ Mei-Ying Chin	Secretary and Director	April 14, 2011
Mei-Ying Chin