Form 10-Q
period 2011-03-31
ColorStars Group
filed 2011-05-13
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(989) 509-5924

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

As of May 13, 2011, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

Assets

	March 31, 2011	December 31, 2010
Current assets:
Cash and equivalents	$1,381,097	$1,396,234
Accounts receivable, net of allowance for doubtful accounts of $13,160 at March 31, 2011 and $13,267 at December 31, 2010	337,519	215,530
Inventory	848,873	788,718
Prepaid expenses and other current assets	78,028	258,323
Total current assets	2,645,517	2,658,805

Equipment, net of accumulated depreciation	72,874	47,891
Investments	1,382,147	1,421,292
Intangible assets	8,363	10,355
Total assets	$4,108,901	$4,138,343

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$408,108	$411,424
Accounts payable	596,428	583,297
Accrued expenses	78,372	73,917
Receipts in advance and other current liabilities	50,009	15,713
Total current liabilities	1,132,917	1,084,351

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2011 and December 31, 2010	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	309,344	341,741
Accumulated deficit	(513,039)	(467,428)
Total stockholders’ equity	2,975,984	3,053,992

Total liabilities and stockholders’ equity	$4,108,901	$4,138,343

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

 (IN US$)

	For three months ended March 31,

	2011	2010

Net sales	$954,862	$1,422,509

Cost of goods sold

	655,563	1,136,374

Gross profit	299,299	286,135

Operating expenses

Selling, general and administrative	271,537	442,139
Research and development	40,020	8,247
Total operating expenses	311,557	450,386

(Loss) from operations

	(12,258)	(164,251)

Other income (expenses)

Interest expense (net)	(2,978)	(8,795)
Share of investee’s operating results	(26,831)	-
Gain (loss) on foreign exchange, net	1,567	(5,181)
Other, net	-	24,332

(Loss) before income tax

	(40,500)	(153,895)

   Income tax

	5,111	8,085

Net (loss)

	(45,611)	(161,980)

Net loss attributable to noncontrolling interest

	-	71,305

Net (loss) attributable to common stockholders

	$(45,611)	$(90,675)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For three months ended March 31,

Cash flows from operating activities

	2011	2010
Net (loss)	$(45,611)	$(161,980)
Depreciation and amortization	5,394	30,965

Provision for doubtful accounts

	-	7,159

Share of investment loss (profit)

	26,831	(24,068)

Changes in operating assets and liabilities:

Accounts receivable	(121,989)	249,446
Inventories	(60,155)	30,347
Prepaid expenses and other current assets	180,295	(179,094)
Accounts payable	13,131	(330,505)
Accrued expenses	4,455	129,519
Receipts in advance and other current liabilities	34,296	31,238
Cash flows provided from (used in) operating activities	36,647	(216,973)

Cash flows from investing activities

Addition to fixed assets	(28,737)	(24,166)
Addition to intangible assets	-	(129,165)
Cash flow (used in) investing activities	(28,737)	(153,331)

Cash flows from financing activities

Proceed from /(Repayment) to stockholder	-	(10,709)
Proceeds from bank loan	-	(43,491)
Cash flow (used in) financing activities	-	(54,200)

Effect of exchange rate changes on cash and cash equivalents	(23,047)	6,308

Net (decrease) in cash and cash equivalents	(15,137)	(418,196)
Beginning cash and cash equivalents	1,396,234	1,442,300

Ending cash and cash equivalents	$1,381,097	$1,024,104

Supplemental disclosure of cash flow information

  Cash paid during the period for:

Interest	$2,978	$6,717
Income taxes	-	-

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

Basis of Presentation – The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Note 2 - Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010 (the first quarter of fiscal 2011 for the Company). The adoption of this ASU is not expected to have a material impact on the Company’s goodwill impairment evaluation as the Company does not currently have reporting units with zero or negative carrying amounts.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the disclosure requirements regarding supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010 (fiscal 2011 for the Company). The Company will provide the supplementary pro forma information in connection with any future business combinations.

Note 3 –Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or (loss).

The ending accumulated other comprehensive income is as follows:

	March 31, 2011	December 31, 2010

Foreign currency adjustment	$309,344	$341,741

The reconciliation from net earnings to comprehensive (loss) is as follows:

	Three months ended March 31,
	2011	2010

Net (loss)	$(45,611)	$(161,980)
Translation adjustment	(32,397)	17,836
Comprehensive (loss)	(78,008)	(144,144)
Comprehensive income attributable to noncontrolling interest	-	71,305
Total comprehensive (loss)	$(78,008)	$(72,839)

Note 4 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended March 31,
	2011	2010

Net (loss) attributable to common stockholders	$(45,611)	$(90,675)

Weighted average common stock outstanding Basic and diluted	67,448,890	67,448,890

Net (loss) per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 5 – Long term investment

	March 31, 2011	December 31, 2010
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$797,363	$592,457
Interest in Anteya’s net income	6,428	122,516
Exchange difference	(8,522)	82,390
Carrying value at the end	795,269	797,363

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	481,891	187,544
Addition at cost	-	342,853
Interest in Fin-Core’s net loss	($33,166)	(48,506)
Exchange difference	(3,885)	-
Carrying value at the end	444,840	481,891

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,382,147	$1,421,292

Anteya Technology Corp is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000.  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintains the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD10,000,000.  The Company adopted the equity method of accounting to the investment in FCC.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of March 31, 2011 and December 31, 2010 and for three months ended March 31, 2011 and 2010 (in US dollars) are as follows:

Balance sheet	March 31, 2011	December 31, 2010

Current assets	$4,780,586	$4,963,357
Non-current assets	1,065,689	762,914
Total assets	5,846,275	5,726,271

Current liabilities	2,474,204	2,986,881
Non-current liabilities	1,246,121	628,564
Stockholders’ equity	2,125,950	2,110,826
Total stockholders’ equity and liabilities	$5,846,275	$5,726,271

	Three months ended March 31,
Statement of operation	2011	2010

Net sale	$1,220,415	$1,020,628
Cost of goods sold	(918,071)	(772,958)
Gross profit	302,344	247,670
Operating and non-operating expenses	(270,095)	(173,408)
Net profit	$32,249	$74,262

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2011	December 31, 2010

Finished goods	$848,873	$788,718

Note 7 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2009 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2009 (inclusive).

The income tax provision information is provided as follows:

	Three months ended March 31,
	2011	2010
Component of income (loss) before income taxes:
United States	$2,486	$(51,452)
Foreign	(42,986)	(102,443)
(Loss) before income taxes	$(40,500)	$(153,895)

Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$5,111	$8,085
Income tax provision	$5,111	$8,085

Note 8 – Accrued expenses

	March 31, 2011	December 31, 2010

Salaries and allowance	$21,101	$17,604
Insurance	5,721	5,545
Tax payable	41,046	39,261
Others	10,504	11,507
	$78,372	$73,917

Note 9 – Bank short term debt

	March 31, 2011	December 31, 2010

Bank loan payable to Taiwan banks	$408,108	$411,424

The Company signed a revolving credit agreement with banks. The interest rate on short-term borrowings outstanding as of March 2011 ranges from 2.808% to 3.069% per annum, as of December 31, 2010, interest rate ranges from 2.604% to 3.070% per annum.  The short term debts were secured by:

  personal guarantee from director
  the realty property of spouse of director

Note 10 - Geographic Information

Product revenues for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Customers based in:
Europe	$641,721	$382,179
Asia	36,288	785,099
United States	135,930	130,592
Others	140,923	124,639

	$954,862	$1,422,509

Note 11 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010

Purchase from Anteya Technology Corp	$428,690	$174,705
Purchase from Fin-Core Corporation	47,663	-
Rent paid to Mr. Wei-Rur Chen	12,285	11,273
Sale to Anteya Technology Corp	1,065	-
Sale to Fin-Core Corporation	11,791	-

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2011	December 31, 2010
Liabilities:
Anteya Technology Corp	$362,101	$404,774
Fin-Core Corporation	33,403	82,817

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of March 31, 2011.  All transactions were at market-based prices.

Note 12 – Commitments

	Three months ended March 31,
	2011	2010

Rent expenses	$32,414	$54,320

The company leases offices in Taiwan and in California , US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year at March 31, 2011 are as follows:

2011 remaining 9 months	$56,409
2012	48,973
2013	48,973
2014	48,973
2015	41,627
$244,955

Note 13 – Subsequent Events

The Company evaluated all events subsequent to March 31, 2011 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

                Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

(a)           Business Overview.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

                Net Sales.  Net sales decreased to $954,862.00 for the three months ended March 31, 2011 from $1,422,509.00 for the three months ended March 31, 2010. The decrease in sales was due to the equity disposition of Jun Yee and Fin-Core, and as a result of their equity dispositions, the Company no longer including their revenues in its consolidated financial report.

                Cost of Goods Sold.  Cost of goods sold decreased to $655,563.00 for the three months ended March 31, 2011 from $1,136,374.00, for the three months ended March 31, 2010. The decrease in cost of goods sold was due to a decrease of net sales.

                Gross Profit.  Gross profit increased to $299,299.00 for the three months ended March 31, 2011 from $286,135.00 for the three months ended March 31, 2010. The increase in gross profit was due to an improved gross margin following the disposition of Jun Yee and Fin-Core. Gross margin percentage increased to 31.34% for the three months ended March 31, 2011 from 20.11% for the three months ended March 31, 2010.  The increase in gross margin percentage was due to the equity disposition of Jun Yee and Fin-Core, which are factory based operations with a much lower gross margin percentage.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $271,537.00 for the three months ended March 31, 2011 from $442,139.00 for the three months ended March 31, 2010. The decrease in selling, general and administrative expenses is primarily related to the equity disposition of Jun Yee and Fin-Core.

                Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion decreased to $5,394.00 for the three months ended March 31, 2011 from $30,965.00 for the three months ended March 31, 2010 as a result of the equity disposition of Jun Yee and Fin-Core.

                Interest Expense.  Interest expense decreased to $2,978.00 for the three months ended March 31, 2011 compared with $8,795.00 for the three months ended March 31, 2010. The decrease in interest expense was due to the equity disposition of Jun Yee and Fin-Core.

                Net Income (loss).  For the three months ended March 31, 2011, we incurred a net loss of $45,611.00 as compared to a net loss of $90,675.00 for the three months ended March 31, 2010.  The decrease in net loss was a result of an increase in gross profit and less overhead expenses as a result of the disposition of Jun Yee and Fin-Core.

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

As described in further detail in the Recent Transactions section of Item 2, ColorStars Taiwan acquired controlling interests in Fin-Core and Jun Yee in 2009 and then disposed of these interests in July and November 2010, respectively.

ColorStars Taiwan initially acquired Fin-Core due to the fact that Fin-Core has a very effective and unique heat-sink design and patent for building certain LED lighting products for commercial applications.  We believed that Fin-Core’s ability to efficiently and effectively develop LED Lighting products using their unique heat –sink design would help us to develop more world-wide sales channels in the commercial lighting segment for our LED products.   However, by the end of June 2010, Fin-Core's financial situation had deteriorated as it had spent most of its capital in product development, certification, and production machinery.  At that time, we were unable to provide additional funding to Fin-Core.  As such, in order to provide more funding for the continuation and operation of Fin-Core, on July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $434,000.00.  As a result of this transaction, ColorStars Taiwan now owns only 20% of the outstanding common shares of Fin-Core.

As Jun Yee is an expert in LED linear and panel lighting design and manufacturing, we initially acquired Jun Yee in order to expand our LED linear and panel lighting design product offering. However, after maintaining the controlling stake in Jun Yee for a year, we observed that Jun Yee had a high debt ratio, low current ratio, and no profit.  As such, on November 26, 2010, ColorStars Taiwan entered into two related stock purchase agreements whereby ColorStars Taiwan sold all of its shares of Jun Yee common stock to Mr. Ming-Chun Tung and Ms. Ming-Fong Tung, as discussed in further detail in the Recent Transactions section of Item 2.

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2011, net cash provided by operating activities was $36,647.00 compared with ($216,973.00) used in operating activities for the three months ended March 31, 2010.  The cash flow provided by operating activities in the three months ended March 31, 2011 was primarily the result of a settlement of prepaid expenses and other current assets. The cash flow used in operating activities in the three months ended March 31, 2010 was primarily the result of a decrease of accounts payable.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2011, net cash used in investing activities was ($28,737.00) compared with ($153,331.00) used in investing activities for the three months ended March 31, 2010.  The decrease in net cash used in investing activities was a result of a decrease of intangible assets after the disposition of Jun Yee.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2011, net cash used in financing activities was $0.00 compared with ($54,200.00) used in financing activities for the three months ended March 31, 2010.  This decrease in net cash used in financing activities was a result of no additional proceeds or repayment from or to the stockholders or banks.

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

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on August 25, 2009, June 24, 2010, and January 29, 2010, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 22, 2011 to August 22, 2011	Fixed at 2.808% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	December 24, 2010 to June 24, 2011	Fixed at 3.069% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 31, 2011 to July 29, 2011	Fixed at 2.858% per annum.

(1) NTD $3,000,000 is approximately USD $102,027.

(2) NTD $6,000,000 is approximately USD $204,054.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

                None.

(b)           Use of Proceeds.

                Not applicable.

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 25, 2009

*10.2	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 24, 2010.

*10.3	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2010

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ColorStars Group

Dated May 13, 2011	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer, and Chief Financial Officer