Form 10-Q
period 2011-06-30
ColorStars Group
filed 2011-08-15
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

                                                                                               2

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

Assets	June 30, 2011	December 31, 2010
Current assets:
Cash and equivalents	$1,374,520	$1,396,234
Accounts receivable, net of allowance for doubtful accounts of $16,322 at June 30, 2011 and $13,267 at December 31, 2010	221,949	215,530
Inventory	905,307	788,718
Prepaid expenses and other current assets	62,185	258,323
Total current assets	2,563,961	2,658,805

Equipment, net of accumulated depreciation	99,164	47,891
Investments	1,395,823	1,421,292
Intangible assets	6,941	10,355
Total assets	4,065,889	$4,138,343

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	416,638	$411,424
Accounts payable	635,085	583,297
Accrued expenses	48,660	73,917
Receipts in advance and other current liabilities	32,231	15,713
Total current liabilities	1,132,614	1,084,351

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at June 30, 2011 and December 31, 2010	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	363,724	341,741
Accumulated deficit	(610,128)	(467,428)
Total stockholders’ equity	2,933,275	3,053,992

Total liabilities and stockholders’ equity	$4,065,889	$4,138,343

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(IN US$)

	Three months ended June 30,
	2011	2010

Net sales	$1,081,444	$1,886,549
Cost of goods sold	843,976	1,315,462

Gross profit	237,468	571,087
Operating expenses
Selling, general and administrative	269,000	562,855
Research and development	52,552	44,655
Total operating expenses	321,552	607,510

(Loss) from operations	(84,084)	(36,423)
Other income (expenses)
Interest expense (net)	(2,776)	(12,615)
Share of investee’s operating results (net)	(17,648)	44,503
Gain (loss) on foreign exchange, net	(18,197)	7,319
Other, net	-	1,419

(Loss) income before income tax	(122,705)	4,203
Income tax benefit (expense)	5,260	(2,483)

Net (loss) income	(117,445)	1,720
Add: Net loss attributable to noncontrolling interest	-	12,669

Net (loss) income attributable to common stockholders	$(117,445)	$14,389

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

 (IN US$)

	For six months ended June 30,
	2011	2010

Net sales	$2,035,117	$3,295,448
Cost of goods sold	1,486,129	2,439,567

Gross profit	548,988	855,881
Operating expenses
Selling, general and administrative	540,909	1,004,559
Research and development	92,474	52,853
Total operating expenses	633,383	1,057,412

(Loss) from operations	(84,395)	(201,531)
Other income (expenses)
Interest expense (net)	(5,755)	(21,405)
Share of investee’s operating results (net)	(44,552)	-
Gain (loss) on foreign exchange, net	(8,066)	2,368
Other, net	-	70,224

(Loss) before income tax	(142,768)	(150,344)
Income tax benefit (expense)	68	(10,576)

Net (loss)	(142,700)	(160,920)
Net loss attributable to noncontrolling interest	-	84,054

Net (loss) attributable to common stockholders	$(142,700)	$(76,866)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended June 30,
Cash flows from operating activities	2011	2010
Net (loss) income	$(117,445)	14,389
Depreciation and amortization	7,766	46,507
Fixed assets written off / Gain on sale of fixed assets	-	24,967
Provision for doubtful accounts	2,860	5,148
Share of investment loss (profit)	17,648	(44,503)
Changes in operating assets and liabilities:
Accounts receivable	112,710	(325,432)
Inventories	(35,521)	(200,376)
Prepaid expenses and other current assets	15,843	241,765
Accounts payable	38,657	353,652
Accrued expenses	(29,712)	(82,864)
Receipts in advance and other current liabilities	(17,778)	2,423
Cash flows provided from (used in) operating activities	(4,972)	35,676

Cash flows from investing activities
Addition to fixed assets	(30,870)	(149,344)
Cash flow (used in) investing activities	(30,870)	(149,344)

Cash flows from financing activities
Proceed from stockholder	-	2,334
Proceeds from bank loan	-	78,170
(Repayment) to bank loan	-	(45,123)
Cash flow from financing activities	-	35,381

Effect of exchange rate changes on cash and cash equivalents	29,265	(22,884)

Net (decrease) in cash and cash equivalents	(6,577)	(101,171)
Beginning cash and cash equivalents	1,381,097	1,024,104

Ending cash and cash equivalents	$1,374,520	922,933

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,128	$15,061
Income taxes	23,146	62,416

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For six months ended June 30,
Cash flows from operating activities	2011	2010
Net (loss)	$(142,700)	$(160,920)
Depreciation and amortization	12,216	94,922
Fixed assets written off / Gain on sale of fixed assets	-	24,967
Provision for doubtful accounts	2,860	12,307
Share of investment loss (profit)	44,551	(68,543)
Changes in operating assets and liabilities:
Accounts receivable	(9,279)	(75,986)
Inventories	(116,589)	(170,029)
Prepaid expenses and other current assets	196,138	(66,494)
Accounts payable	51,788	23,147
Accrued expenses	(25,257)	46,655
Receipts in advance and other current liabilities	16,518	33,661
Cash flows provided from (used in) operating activities	30,246	(306,313)

Cash flows from investing activities
Addition to fixed assets	(59,607)	(173,510)
Cash flow (used in) investing activities	(59,607)	(173,510)

Cash flows from financing activities
(Repayment) to stockholder	-	(8,375)
Proceeds from bank loan	-	34,679
(Repayment) of bank loan	-	(45,123)
Cash flow (used in) financing activities	-	(18,819)

Effect of exchange rate changes on cash and cash equivalents	7,647	(20,725)

Net (decrease) in cash and cash equivalents	(21,714)	(519,367)
Beginning cash and cash equivalents	1,396,234	1,442,300

Ending cash and cash equivalents	$1,374,520	$922,933

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,106	$21,778
Income taxes	23,146	62,416

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

Note 2 - Recently Issued Accounting Pronouncements

Fair Value Measurement - In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement Topic 820, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and US GAAP. ASU 2011-04 mainly represents clarifications to ASC 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets, (ii) an instrument classified in shareholders' equity should be measured from the perspective of a market participant holding that instrument as an asset, and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in ASC 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity's net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factor discounts are not permitted, and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2011-04.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Recently Issued Accounting Pronouncements (continued)

Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Effective January 1, 2012, the Company will adopt the accounting standards update that amends the presentation requirements for comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, the update requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented regardless of whether an entity chooses to present total comprehensive income in a single continuous statement or in two separate but consecutive statements.  The update is effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption will have a material effect on the consolidated financial statements.

Note 3 –Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or (loss).

The ending accumulated other comprehensive income is as follows:

	June 30, 2011	December 31, 2010

Foreign currency adjustment	$363,724	$341,741

The reconciliation from net (loss) income to comprehensive (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net (loss) income	$(117,445)	$1,720	$(142,700)	$(160,920)
Translation adjustment	54,380	(38,705)	21,983	(20,869)
Comprehensive (loss) income	(63,065)	(36,985)	(120,717)	(181,789)
Comprehensive income attributable to noncontrolling interest	-	12,669	-	84,054
Total comprehensive (loss)	$(63,065)	$(24,316)	$(120,717)	$(97,735)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net (loss) income attributable to common stockholders	$(117,445)	$14,389	$(142,700)	$(76,866)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

Note 5 – Long term investment

	June 30, 2011	December 31, 2010
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$797,363	$592,457
Interest in Anteya’s net income	29,154	122,516
Exchange difference	13,400	82,390
Carrying value at the end	839,917	797,363

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	481,891	187,544
Addition at cost	-	342,853
Interest in Fin-Core’s net loss	(74,130)	(48,506)
Exchange difference	6,107	-
Carrying value at the end	413,868	481,891

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,395,823	$1,421,292

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

The unaudited financial information of Anteya Technology Corp. as of June 30, 2011 and December 31, 2010 and for six months ended June 30, 2011 and 2010 (in US dollars) are as follows:

Balance sheet	June 30, 2011	December 31, 2010

Current assets	$5,446,741	$4,963,357
Non-current assets	1,146,069	762,914
Total assets	6,592,810	5,726,271

Current liabilities	3,153,079	2,986,881
Non-current liabilities	1,156,386	628,564
Stockholders’ equity	2,283,345	2,110,826
Total stockholders’ equity and liabilities	$6,592,810	$5,726,271

	Six months ended June 30,
Statement of operation	2011	2010

Net sale	$3,072,336	$1,020,628
Cost of goods sold	(2,346,772)	(772,958)
Gross profit	725,564	247,670
Operating and non-operating expenses	(581,169)	(173,408)
Net profit	$144,395	$74,262

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2011	December 31, 2010

Finished goods	$905,307	$788,718

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Component of income (loss) before income taxes:
United States	$(95,896)	$(48,422)	$138,882	$(99,874)
Foreign	(26,809)	52,625	3,886	(50,470)
(Loss) income before income taxes	(122,705)	4,203	142,768	(150,344)

Provision for income taxes
Current
U.S. federal		-	-	-
State and local		-	-	-
Foreign	5,260	(2,483)	68	(10,576)
Income tax benefit (provision)	5,260	(2,483)	68	(10,576)

Note 8 – Accrued expenses

	June 30, 2011	December 31, 2010

Salaries and allowance	$21,836	$17,604
Insurance	7,127	5,545
Tax payable	14,630	39,261
Others	5,067	11,507
	$48,660	$73,917

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Bank short term debt

	June 30, 2011	December 31, 2010

Bank loan payable to Taiwan banks	$416,638	$411,424

The Company signed a revolving credit agreement with banks. The interest rate on short-term borrowings outstanding as of Jun 2011 ranges from 2.808% to 3.069% per annum, as of December 31, 2010, interest rate ranges from 2.604% to 3.070% per annum.  The short term debts were secured by:

  personal guarantee from director
  the realty property of spouse of director

Note 10 - Geographic Information

Product revenues for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Customers based in:
Europe	$567,743	$455,293	$1,210,041	$837,372
Asia	46,903	973,298	83,108	1,758,141
United States	337,379	179,477	471,537	297,025
Others	129,419	278,481	270,431	402,910

	$1,081,444	$1,886,549	$2,035,117	$3,295,448

Note 11 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010

Purchase from Anteya Technology Corp	$957,482	$662,652
Purchase from Fin-Core Corporation	91,508	-
Rent paid to Mr. Wei-Rur Chen	24,762	22,577
Sale to Anteya Technology Corp	1,073	-
Sale to Fin-Core Corporation	12,639	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	June 30, 2011	December 31, 2010
Liabilities:
Anteya Technology Corp	$276,171	$404,774
Fin-Core Corporation	52,298	82,817

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of June 30, 2011.  All transactions were at market-based prices.

Note 12 – Commitments

	Six months ended June 30,
	2011	2010
Rent expenses	$65,126	$108,165

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year at June 30, 2011 are as follows:

2011 remaining 6 months	$45,413
2012	83,399
2013	67,150
2014	49,996
2015	42,497
$288,455

Note 13 – Subsequent Events

On July 20, 2011, Mr. Wei-Rur Chen, Chairman of the company provided a personal loan of One Hundred Thousand US Dollars ($100,000) to the company.  The personal loan is unsecured, interest free and repayable on demand.

The Company evaluated all events subsequent to June 30, 2011 through the date of the issuance of the financial statements and concluded that except the above matter, there are no other significant or material transactions to be reported.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

                Net Sales.  Net  sales decreased to $1,081,444 for the three months ended June 30, 2011 from $1,886,549 for the three months ended June 30, 2010. The decrease in sales was due to the disposition of Jun Yee, which was a subsidiary of the Company in the 4th quarter of 2010.

                Cost of Goods Sold.  Cost of goods sold decreased to $843,976 for the three months ended June 30, 2011 from $1,315,462, for the three months ended June 30, 2010. The decrease in cost of goods sold was due to a decrease in net sales as a result of the disposition of Jun Yee in the 4th quarter of 2010.

                Gross Profit.  Gross profit decreased to $237,468 (22.0%) for the three months ended June 30, 2011 from $571,087 (30.3%) for the three months ended June 30, 2010. The decrease in gross profit was due to a decrease of net sales.  The gross profit percentage decreased to 22.0% for the three months ended June 30, 2011 from 30.3% for the three months ended June 30, 2010.  The decrease in gross profit percentage was due to the depreciation of the US Dollar to Taiwan Dollar currency.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $269,000 for the three months ended June 30, 2011 from $562,855 for the three months ended June 30, 2010. The decrease in selling, general and administrative expenses is primarily related to the disposition of Jun Yee in the 4th quarter of 2010.

                Research and Development Expenses.  Research and development (R&D) expenses increased to $52,552 for the three months ended June 30, 2011 from $44,655 for the three months ended June 30, 2010.  The increase in R&D expenses is due to more new product development activities and prototype and sample making.

                Depreciation and Amortization.  Depreciation and amortization decreased to $7,766 for the three months ended June 30, 2011 from $46,507 for the three months ended June 30, 2010 as a result of the disposition of Jun Yee in the 4th quarter of 2010.

                Interest Expense.  Interest expense decreased to $2,776 for the three months ended June 30, 2011 compared with $12,615 for the three months ended June 30, 2010. The decrease in interest expense was due to the disposition of Jun Yee in the 4th quarter of 2010.

                Net Income (loss).  For the three months ended June 30, 2011, we incurred a net loss of $(117,445) as compared to net income of $1,720 for the three months ended June 30, 2010.  The increase in net loss was primarily a result of loss due to foreign exchange and increased cost for research and development.

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

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2011, net cash used in operating activities was $(4,972) compared with $35,676 provided by operating activities for the three months ended June 30, 2010.  The cash flow used in operating activities in the three months ended June 30, 2011 was primarily the result of net loss. The cash flow provided by operating activities in the three months ended June 30, 2010 was primarily the result of an increase of account payable.

Net cash provided by (used in) investing activities. During the three months ended June 30, 2011, net cash used in investing activities was $(30,870) compared with $(149,344) used in investing activities for the three months ended June 30, 2010.  The decrease in net cash used in investing activities was a result of the disposition of Jun Yee in the 4th quarter of 2010 coupled with a decreased investment in tooling and equipment.

Net cash provided by (used in) financing activities. During the three months ended June 30, 2011, net cash provided by financing activities was $0 compared with $35,381 provided by financing activities for the three months ended June 30, 2010.  This decrease in net cash provided by financing activities was a result of the disposition of Jun Yee in the 4th quarter of 2010 coupled with less bank loan activities.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on February 22, 2011, June 24, 2011, and January 31, 2011, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 22, 2011 to August 22, 2011	Fixed at 2.808% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 24, 2011 to December 24, 2011	Fixed at 3.117% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 31, 2011 to January 28, 2012	Fixed at 2.858% per annum.

(1) NTD $3,000,000 is approximately USD $104,159

(2) NTD $6,000,000 is approximately USD $208,319

                Additionally, on July 20, 2011, our Chairman, Mr. Wei-Rur Chen, provided a personal loan to the Company in an amount equal to One Hundred Thousand and No/100 Dollars (US $100,000).  The personal loan is unsecured, interest free and repayable on demand. We did not enter into a written loan agreement with Mr. Chen.

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

ColorStars Group

Dated: August 15, 2011	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer)