Form 10-Q
period 2011-09-30
ColorStars Group
filed 2011-11-14
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

{00221724. }

COLORSTARS GROUP

FORM 10-Q

{00221724. }                                                                                2

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (IN US$)

Assets	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Current assets:
Cash and equivalents	$1,178,520	$1,396,234
Accounts receivable, net of allowance for doubtful accounts of $22,230 at September 30, 2011 and $13,267 at December 31, 2010	354,600	215,530
Inventory	844,537	788,718
Prepaid expenses and other current assets	64,597	258,323
Total current assets	2,442,254	2,658,805

Equipment, net of accumulated depreciation	149,552	47,891
Investments	1,295,702	1,421,292
Intangible assets	5,447	10,355
Total assets	3,892,955	$4,138,343

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	393,882	$411,424
Accounts payable	576,528	583,297
Accrued expenses	30,858	73,917
Loan from stockholder	100,000	-
Receipts in advance and other current liabilities	8,397	15,713
Total current liabilities	1,109,665	1,084,351

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2011 and December 31, 2010	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	203,754	341,741
Accumulated deficit	(600,143)	(467,428)
Total stockholders’ equity	2,783,290	3,053,992

Total liabilities and stockholders’ equity	$3,892,955	$4,138,343

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN US$)

	Three months ended September 30,		Nine months ended September 30
	2011	2010	2011	2010

Net sales	$958,162	$1,519,729	$2,997,182	$4,825,540
Cost of goods sold	693,937	948,549	2,180,320	3,419,955

Gross profit	264,225	571,180	816,862	1,405,585
Operating expenses
Selling, general and administrative	313,715	327,425	821,461	1,327,854
Research and development	(5,708)	16,832	86,631	69,683
Total operating expenses	308,007	344,257	908,092	1,397,537

Profit (loss) from operations	(43,782)	226,923	(91,230)	8,048
Other income (expenses)
Interest expense (net)	(3,127)	(9,896)	(8,882)	(31,301)
Share of investee’s operating results (net)	(18,203)	43,492	-	112,038
Gain on disposal of investment	-	170,327	(62,744)	170,368
Gain (loss) on foreign exchange, net	57,078	(12,018)	47,557	(9,900)
Other, net	1,236	(21,730)	1,240	(20,054)

Profit (loss) income before income tax	(6,798)	397,098	(114,059)	229,199
Income tax benefit (expense)	(18,675)	52,325	(18,656)	62,913

Net (loss) income	(25,473)	344,773	(132,715)	166,286
Add: Net loss attributable to noncontrolling interest	-	(17,265)	-	66,774

Net (loss) income attributable to common stockholders	$(25,473)	$327,508	$(132,715)	$233,060

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended September 30,		For nine months ended September 30
Cash flows from operating activities	2011	2010	2011	2010
Net (loss) income	$(25,473)	$344,773	$(132,715)	$166,286
Depreciation and amortization	8,644	12,842	20,867	107,764
Fixed assets written off / Gain on sale of fixed assets	-	(24,967)	-	-
Provision for doubtful accounts	7,096	1,733	9,970	14,040
Share of investment loss (profit)	18,203	(43,495)	62,744	(112,038)
Gain on disposal of investment	-	(170,368)	-	(170,368)
Changes in operating assets and liabilities:
Restricted cash	-	(49,430)	-	(88,743)
Accounts receivable	(139,761)	(15,868)	(149,040)	(91,854)
Inventories	60,770	(221,495)	(55,819)	(391,524)
Prepaid expenses and other current assets	(2,412)	(17,863)	193,726	(45,044)
Accounts payable	(58,153)	(66,874)	(6,365)	(43,727)
Accrued expenses	(17,802)	(5,302)	(43,059)	41,353
Receipts in advance and other current liabilities	(24,239)	83,327	(7,721)	116,988
Cash flows (used in) operating activities	(173,127)	(172,987)	`(107,412)	(496,867)

Cash flows from investing activities
Disposal (Addition) to fixed assets	(64,593)	150,376	(124,200)	(23,134)
Addition to long term investments	-	(320,543)	-	(320,543)
Addition to intangible assets	-	(164,862)	-	(164,862)
Proceed from sale of investments	-	367,378	-	367,378
Cash flow (used in) provided from investing activities	(64,593)	32,349	(124,200)	(141,161)

Cash flows from financing activities
Loan from stockholder	100,000	-	100,000	-
Proceeds from stockholder	-	38,272	-	29,897
Proceeds from bank loan			-	27,076
(Repayment) to bank loan	-	(38,277)	-	(75,797)
Cash flow provided from (used in) financing activities	100,000	(5)	100,000	(18,824)

Effect of exchange rate changes on cash and cash equivalents	(58,280)	25,462	(86,102)	22,304

Net (decrease) in cash and cash equivalents	(196,000)	(115,181)	(217,714)	(634,548)
Beginning cash and cash equivalents	1,374,520	922,933	1,396,234	1,442,300

Ending cash and cash equivalents	$1,178,520	$807,752	$1,178,520	$807,752

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,127	$9,924	$6,106	$31,702
Income taxes	18,676	-	23,146	62,408

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

Note 2 - Recently Issued Accounting Pronouncements

Intangibles – Goodwill and other - In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles –Goodwill and other Topic 350. The company has the option to assess qualitative factors to determine whether the existence of events leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The company does not need to perform the two-step impairment test if it determines the fair value of a reporting unit is less than its carrying amount after considering the totality of circumstances. This amendment simplifies how the entities test goodwill for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not expect that the adoption will have a material effect on the consolidated financial statements.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 –Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or (loss).

The ending accumulated other comprehensive income is as follows:

	September 30, 2011	December 31, 2010

Foreign currency adjustment	$203,754	$341,741

The reconciliation from net (loss) income to comprehensive (loss) is as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2011	2010	2011	2010

Net income (loss)	$(25,473)	$344,773	$(132,715)	$166,286
Translation adjustment	159,970	87,342	203,754	66,473
Comprehensive income (loss)	134,497	432,115	71,039	232,759
Comprehensive income attributable to noncontrolling interest	-	17,265	-	66,774
Total comprehensive income (loss)	$134,497	$449,380	$71,039	$299,533

Note 4 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net (loss) income attributable to common stockholders	$(25,473)	$327,508	$(132,715)	$233,060

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earning per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment

	September 30, 2011	December 31, 2010
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$797,363	$592,457
Interest in Anteya’s net income	43,792	122,516
Exchange difference	(45,083)	82,390
Carrying value at the end	796,072	797,363

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	481,891	187,544
Addition at cost	-	342,853
Interest in Fin-Core’s net loss	(103,752)	(48,506)
Exchange difference	(20,547)	-
Carrying value at the end	357,592	481,891

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,295,702	$1,421,292

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of September 30, 2011 and December 31, 2010 and for nine months ended September 30, 2011 and 2010 (in US dollars) are as follows:

Balance sheet	September 30, 2011	December 31, 2010

Current assets	$4,946,422	$4,963,357
Non-current assets	1,064,973	762,914
Total assets	6,011,395	5,726,271

Current liabilities	2,592,474	2,986,881
Non-current liabilities	1,179,136	628,564
Stockholders’ equity	2,239,785	2,110,826
Total stockholders’ equity and liabilities	$6,011,395	$5,726,271

	Nine months ended September 30,
Statement of operation	2011	2010

Net sale	$4,570,963	$3,886,353
Cost of goods sold	(3,479,777)	(2,864,208)
Gross profit	1,091,186	1,022,145
Operating and non-operating expenses	(862,060)	(573,196)
Net profit	$229,126	$448,949

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2011	December 31, 2010

Finished goods	$844,537	$788,718

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2010 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Component of income (loss) before income taxes:
United States	$(95,896)	$(39,260)	$(201,746)	$(139,135)
Foreign	89,098	436,358	87,687	368,334
(Loss) income before income taxes	(6,798)	397,098	(114,059)	229,199

Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	(18,675)	52,326	(18,656)	62,913
Income tax benefit (provision)	(18,675)	52,326	(18,656)	62,913

Note 8 – Accrued expenses

	September 30, 2011	December 31, 2010

Salaries and allowance	$18,851	$17,604
Insurance	7,045	5,545
Tax payable	-	39,261
Others	4,962	11,507
	$30,858	$73,917

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Bank short term debt

	September 30, 2011	December 31, 2010

Bank loan payable to Taiwan banks	$393,882	$411,424

The Company signed a revolving credit agreement with various lending institutions. The interest rate on short-term borrowings outstanding as of September 2011 ranges from 2.946% to 3.117% per annum, as of December 31, 2010, interest rate ranges from 2.604% to 3.070% per annum.  The short term debt is secured by:

  personal guarantee from the director
  the realty property from spouse of the director

Note 10- Geographic Information

Product revenues for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2011	2010	2011	2010
Customers based in:
Europe	$406,109	$507,849	$1,615,628	$ 1,345,243
Asia	4,248	545,789	87,258	2,303,849
United States	206,563	258,807	678,047	566,252
Others	341,242	207,284	616,249	610,196

	$958,162	$1,519,729	$2,997,182	$4,825,540

Note 11 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010

Purchase from Anteya Technology Corp	$1,274,608	$997,917
Purchase from Fin-Core Corporation	139,875	40,501
Rent paid to Mr. Wei-Rur Chen	37,095	33,861
Rent paid to Mr. Dong Min-Jun	-	31,701
Sale to Anteya Technology Corp	1,072	-
Sale to Fin-Core Corporation	12,647	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	September 30, 2011	December 31, 2010
Liabilities:
Anteya Technology Corp	$255,094	$404,774
Fin-Core Corporation	43,790	82,817

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of September 30, 2011.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, interest free and repayable on demand.  Mr. Chen demanded the loan to be repaid before the end of this year.

Note 12 – Commitments

	Nine months ended September 30,
	2011	2010

Rent expenses	$95,510	$140,896

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2011 are as follows:

2011 remaining 3 months	$25,849
2012	104,300
2013	80,175
2014	47,266
2015	40,176
$297,766

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13– Subsequent Events

The Company evaluated all events subsequent to September 30, 2011 through the date of the issuance of the financial statements and concluded that except the following matter, there are no other significant or material transactions to be reported.

In October 2011, the associated company, Fin-Core Corporation, has decided to raise its capital by issuing 3,000,000 new shares at par value of NTD10 per share.  The Company is entitled to subscribe for up to 600,000 shares for NTD6,000,000.  However the Company chose not to participate the subscription of any newly issued shares of Fin-Core.  As a result, the Company’s equity interest in Fin-Core will be decreased to 11.43% from the current 20% after issuance of 3,000,000 new shares.  Fin-Core will complete the shares allotment in November 2011.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

                Net Sales.  Net  sales decreased to $958,162 for the three months ended September 30, 2011 from $1,519,729 for the three months ended September 30, 2010. The decrease in sales was due to the disposition of our equity interest in Jun Yee.

                Cost of Goods Sold.  Cost of goods sold decreased to $693,937 for the three months ended September 30, 2011 from $948,549 for the three months ended September 30, 2010. The decrease in cost of goods sold was due to a decrease in net sales as a result of the disposition of our equity interest in Jun Yee.

                Gross Profit.  Gross profit decreased to $264,225 (27.6%) for the three months ended September 30, 2011 from $571,180 (37.6%) for the three months ended September 30, 2010. The decrease in gross profit was due to a decrease in net sales as a result of the disposition of our equity interest in Jun Yee.

Gross Profit Percentage.  Gross profit percentage decreased to 27.6% for the three months ended September 30, 2011 from 37.6% for the three months ended September 30, 2010. The decrease in gross profit percentage was due to the depreciation of the US dollar against the New Taiwanese Dollar (NTD).

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $313,715 for the three months ended September 30, 2011 from $327,425 for the three months ended September 30, 2010. The decrease in selling, general and administrative expenses is primarily related to the disposition of our equity interest in Jun Yee.

                Research and Development Expenses.  Research and development (R&D) expenses decreased to $(5,708) for the three months ended September 30, 2011 from $16,832 for the three months ended September 30, 2010.  The decrease in R&D expenses is due to the disposition of our equity interest in Jun Yee and more weighted R&D expenses allocated in the first and second quarter of 2011.

                Depreciation and Amortization.  Depreciation and amortization decreased to $8,651 for the three months ended September 30, 2011 from $12,842 for the three months ended September 30, 2010 as a result of the disposition of our equity interest in Jun Yee.

                Interest Expense.  Interest expense decreased to $3,127 for the three months ended September 30, 2011 compared with $9,896 for the three months ended September 30, 2010. The decrease in interest expense was due to the disposition of our equity interest in Jun Yee.

                Net Income (loss).  For the three months ended September 30, 2011, we incurred a net loss of ($25,473) as compared to net gain of $344,773 for the three months ended September 30, 2010.  The net loss was primarily a result of a decrease of gross profit due to the disposition of our equity interest in Jun Yee and increased operational costs of our US operations based out of Irvine, California.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Net Sales.  Net  sales decreased to $2,997,182 for the nine months ended September 30, 2011 from $4,825,540 for the nine months ended September 30, 2010. The decrease in sales was due to the disposition of our equity interest in Jun Yee.

                Cost of Goods Sold.  Cost of goods sold decreased to $2,180,320 for the nine months ended September 30, 2011 from $3,419,955 for the nine months ended September 30, 2010. The decrease in cost of goods sold was due to a decrease in our net sales as a result of the disposition of our equity interest in Jun Yee.

                Gross Profit.  Gross profit decreased to $816,862 for the nine months ended September 30, 2011 from $1,405,585 for the nine months ended September 30, 2010. The decrease in gross profit was due to a decrease in our net sales as a result of the disposition of our equity interest in Jun Yee and a decrease of our gross profit margin in terms of percentage.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $821,461 for the nine months ended September 30, 2011 from $1,327,854 for the nine months ended September 30, 2010. The decrease in selling, general and administrative expenses is primarily related to the disposition of our equity interest in Jun Yee.

                Research and Development Expenses.  Research and development (R&D) expenses increased to $86,631 for the nine months ended September 30, 2011 from $69,683 for the nine months ended September 30, 2010.  The increase in R&D expenses is due to increased product development activities and increased R&D staff.

                Depreciation and Amortization.  Depreciation and amortization decreased to $20,867 for the nine months ended September 30, 2011 from $107,764 for the nine months ended September 30, 2010 as a result of the disposition of our equity interest in Jun Yee.

                Interest Expense.  Interest expense decreased to $8,882 for the nine months ended September 30, 2011 compared with $31,301 for the nine months ended September 30, 2010. The decrease in interest expense was due to the disposition of our equity interest in Jun Yee.

                Net Income (loss).  For the nine months ended September 30, 2011, we incurred a net loss of $(132,715) as compared to net gain of $166,286 for the nine months ended September 30, 2010.  The decrease in net gain was primarily a result of decreased profit margins due to the exchange rate, increased R&D expenses, increased marketing activities in our US office, and the disposition of our equity interest in Jun Yee.

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

Net cash provided by (used in) operating activities.  During the three months ended September 30, 2011, net cash used in operating activities was $(153,302) compared with $(172,987) used in operating activities for the three months ended September 30, 2010.  The cash flow used in operating activities in the three months ended September 30, 2011 was primarily the result of account receivables, taxes payable, and receipt in advance and other current liabilities. The cash flow used in operating activities in the three months ended September 30, 2010 was primarily the result of the gain realized from the disposition of our investment and inventory.

Net cash provided by (used in) investing activities. During the three months ended September 30, 2011, net cash used in investing activities was $(64,593) compared with $32,349 provided by investing activities for the three months ended September 30, 2010.  The cash flow used in investing activities in the three months ended September 30, 2011 was primarily the result of our investments in tooling for manufacturing. The cash flow provided by investing activities in the three months ended September 30, 2010 was primarily the result of proceeds derived from the sale of our investments and the disposition of our fixed assets.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2011, net cash provided by financing activities was $100,000 compared with $(5) used in financing activities for the three months ended September 30, 2010.  The cash flow provided by financing activities in the three months ended September 30, 2011 was primarily derived from a personal loan granted to the Company from a stockholder for funding of our US operations. The cash flow used in financing activities in the three months ended September 30, 2010 was primarily the result of our repayment on a bank loan.

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2011, net cash used in operating activities was $(107,412) compared with $(496,867) used in operating activities for the nine months ended September 30, 2010.  The cash flow used in operating activities in the nine months ended September 30, 2011 was primarily the result of the Company’s operating loss, accounts receivable, and accrued expenses. The cash flow used in operating activities in the nine months ended September 30, 2010 was primarily related to our inventory.

Net cash provided by (used in) investing activities. During the nine months ended September 30, 2011, net cash used in investing activities was $(124,200) compared with $(141,161) used in investing activities for the nine months ended September 30, 2010.  The cash flow used in investing activities in the nine months ended September 30, 2011 was primarily the result of the addition of fixed assets pertaining to manufacturing tooling. The cash flow used in investing activities in the nine months ended September 30, 2010 was primarily the result of the addition of intangible and fixed assets.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2011, net cash provided by financing activities was $100,000 compared with $(18,824) used in financing activities for the nine months ended September 30, 2010.  The cash flow provided by financing activities in the nine months ended September 30, 2011 was primarily the result of a personal loan granted to the Company from a stockholder. The cash flow used in financing activities in the nine months ended September 30, 2010 was primarily the result of our repayment on a bank loan.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on August 22, 2011, June 24, 2011, and July 29, 2011, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	August 22, 2011 to February 22, 2012	Fixed at 2.946% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 24, 2011 to December 24, 2011	Fixed at 3.117% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	July 29, 2011 to January 29, 2012	Fixed at 2.946% per annum.

(1) NTD $3,000,000 is approximately USD $99,667.48

(2) NTD $6,000,000 is approximately USD $199,334.96.

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

(c)           Affiliated Purchases of Common Stock.

                None.

Item 3.  Defaults Upon Senior Securities.

                None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

                None.

Item 6. Exhibits.

                                                                                INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

10.1	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 22, 2011

10.2	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 24, 2011

10.3	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on July 29, 2011

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ColorStars Group

Dated: November 14, 2011	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer)