Form 10-K
period 2011-12-31
ColorStars Group
filed 2012-04-05
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

{00238520. }

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    ☒        No☐

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

Yes    ☐          No     ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $67,448,890 (computed by reference to the price at which the registrant’s common stock was last sold).

As of April 4, 2012, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

COLORSTARS GROUP

2011 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to ColorStars Group.

(a)	General.

We were initially incorporated in the Province of Ontario, Canada on January 21, 2005.  On November 3, 2005, we converted to a Nevada corporation.

(b)	Significant Business Transactions Overview.

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

On July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $424,000.  As a result of this transaction, ColorStars Taiwan owned only 20% of the outstanding common shares of Fin-Core.

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

In October 2011, Fin-Core decided to increase its capital by issuing 3,000,000 new shares at par value of NTD10 per share.  The Company was entitled to subscribe for up to 600,000 shares for NTD 6,000,000.  However, the Company chose not to participate in the subscription of any newly issued shares of Fin-Core.  As a result, on November 4, 2011, the Company’s equity interest in Fin-Core decreased to 11.43% from 20% after issuance of 3,000,000 new shares.

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

Our website can be found at www.colorstarsgroup.com  and www.colorstars.com.

Products

Color Stars' current line of products are as follows:

Major Product Lines and Technologies:

Light Sources

1. The AMBY™-A19-WHT dimmable 12-watt A19  LED lamps with an E26/E27 or B22 base feature a new, patented aluminum housing and uniquely shaped patented optical lens that allows for a nearly 360° light distribution.  The lamps are ETL and CE certified, RoHS compliant and LM-79 reports are available. Lighting Facts are also available for the U.S. market. Lumen output is 800 lumens ±10% for daylight white (5000 ±200K) and 660 lumens ±10% for warm-white (2900K ±200K).

R5 Series.  The R5 Series LED lamps are a new line of lamps introduced for 2012. The series includes PAR 20, PAR 30 and PAR 38 lamps with a beautiful sleek design, MR16 lamps with a GU5.3 base and a narrow beam angle of 15°, along with beam angles of 30° and 60°, and AR111X lamps with an external driver for new fixtures. The R5-AR111X and R5-PAR lamps are available in dimmable models with CREE or Taiwan LEDs and non-dimmable models with Taiwan LEDs.  The R5-MR16-WHT lamps are non-dimmable lamps available with either CREE or Taiwan LEDs. 120V R5-PAR-WHT lamps are ETL certified with LM-79 reports and Lighting Facts available.

The R5-PAR38-WHT lamp has won the Red Dot Award for product design for 2012.

2. R5-AR111X-WHT: The 14W R5-AR111X-WHT LED lamps have an external constant current driver and are suitable for new fixtures. Dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 80+; 900 lumens; beam angles of 30° and 60°) and daylight white (5200K ±200K; CRI 70+; 1,050 lumens; beam angles of 30° and 60°).  Non-dimmable models with CREE LEDs are also available.  Dimmable and non-dimmable models with Taiwan LEDs are available.

3. R5-PAR20-WHT: The dimmable 10W R5-PAR20-WHT lamps are available with CREE or Taiwan LEDs. Non-dimmable models are available with Taiwan LEDs.  The 120V dimmable models are ETL certified with LM-79 and Lighting Facts available.

Dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 83; 571 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 72; 807 lumens; beam angles: 30° and 60°).

Dimmable and non-dimmable models with Taiwan LEDs are also available in warm white (3000K ±200K; CRI 79; 462 lumens; beam angles: 30° and 60°) and daylight white (5000K ±200K; CRI 71; 633 lumens; beam angles: 30° and 60°).

4. R5-PAR30-WHT: The dimmable 14W R5-PAR30-WHT lamps are available with CREE or Taiwan LEDs. Non-dimmable models are available with Taiwan LEDs.  The 120V dimmable models are ETL certified with LM-79 and Lighting Facts available.

Dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 84; 742 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 76; 1,070 lumens; beam angles: 30° and 60°).

Dimmable and non-dimmable models with Taiwan LEDs are also available in warm white (3000K ±200K; CRI >75; 665 lumens; beam angles: 30° and 60°) and daylight white (5000K ±200K; CRI >70; 850 lumens; beam angles: 30° and 60°).

5. R5-PAR38-WHT: The red dot award winner: product design 2012, the dimmable 17W R5-PAR38-WHT lamps, are available with CREE or Taiwan LEDs. Non-dimmable models are available with Taiwan LEDs.  The 120V dimmable models are ETL certified with LM-79 and Lighting Facts available.

Dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 83; 950 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 74; 1,350 lumens; beam angles: 30° and 60°).

Dimmable and non-dimmable models with Taiwan LEDs are also available in warm white (3000K ±200K; CRI >75; 822 lumens; beam angles: 30° and 60°) and daylight white (5000K ±200K; CRI >70; 1.064 lumens; beam angles: 30° and 60°).

6. R5-MR16-WHT: The 6W R5-MR16-WHT lamps, with a GU5.3 bi-pin base, are available with either CREE or Taiwan LEDs.  Beam angles include a narrow beam angle of 15° along with beam angles of 30° and 60°.

Models with CREE LEDs include the R5-MR16-WHT-W (3000K ±200K; CRI 80; 300 lumens) and the R5-MR16-WHT-D (5200K ±200K; CRI 70; 340 lumens).

7. R4S-MR16-WHT: The R4S-MR16-WHT series lamps are 7W MR16 LED lamps with a GU5.3 bi-pin base introduced for 2012. They feature an improved heatsink that allows greater heat dissipation and thus higher wattage LEDs and an increase in lumen output of up to 37% over the R4 Series lamps.  The lamps are dimmable with linear AC transformers.

The lamps are available in warm white (3000K ±200K) and daylight white (5500K ±200K), two beam angles (30° and 45°) and a color rendering index of CRI 70 or CRI 80.

Specific models with lumen output are as follows: R4S-MR16-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 70; 480 lumens); R4S-MR16-WHT-W-30 (3300K ±200K; beam angle: 30°; CRI 70; 400 lumens); R4S-MR16-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 70; 480 lumens); R4S-MR16-WHT-W-45 (3300K ±200K; beam angle: 45°; CRI 70; 400 lumens); R4S-MR16-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 80; 410 lumens); R4S-MR16-WHT-W-30 (3300K ±200K; beam angle: 30°; CRI 80; 340 lumens); R4S-MR16-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 80; 410 lumens); R4S-MR16-WHT-W-45 (3300K ±200K; beam angle: 45°; CRI 60; 340 lumens).

The R4 Series LED lamps include (1) 6-watt, 4-chip retrofit lamps (E10~E27, GU10 and MR16 with GU5.3 bi-pin base); (2) 12W downlights; and (3) 9W A19 lamps. They are available in warm white and daylight white.

8. R4-MR16-WHT: This 6-watt lamp has a GU5.3 bi-pin base and features a heatsink that allows for high lumen output. It is dimmable with linear AC transformers.  It is available in warm white and daylight white and 5 beam angles: 30°, 45°, 50°, 55° and 85°. Specific models with beam angles and lumen output are as follows:  R4-MR16-WHT-W-85 (3000k ±200k; 85° and 235 lumens ±10%), R4-MR16-WHT-W-L-55 (lens) (3000k ±200k; 55° and 235 lumens ±10%), R4-MR16-WHT-W-50 (3000k ±200k; 50° and 245 lumens ±10%), R4-MR16-WHT-D-85 (5500k ±200k; 85° and 245 lumens ±10%), R4-MR16-WHT-D-L-55 (lens) (5500k ±200k; 55° and 245 lumens ±10%), R4-MR16-WHT-D-50 (5500k ±200k; 50° and 260 lumens ±10%), R4-MR16-WHT-W-30 (2700k ±200k; 30° and 320 lumens ±10%), R4-MR16-WHT-W-45 (2700k ±200k; 45° and 300 lumens ±10%), R4-MR16-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-MR16-WHT-D-45 (5500k ±200k; 45° and 330 lumens ±10%). Length: 38mm; Diameter: 49.5mm.

Also available is the 3.5W R4-MR16-WHT-W-10 and R4-MR16-WHT-D-10 with a 10° beam angle and 135 lumens.

9. R4-GU10-WHT: This 6-watt lamp has a GU10 base and features a new heatsink that allows for higher lumen output. It is available in warm white and daylight white and 5 beam angles: 30°, 45°, 50°, 55° and 85°. Specific models with beam angles and lumen output are as follows: R4-GU10-WHT-W-L-55 (lens) (3000k ±200k; 55° and 235 lumens ±10%), R4-GU10-WHT-W-50 (3000k ±200k; 50° and 245 lumens ±10%), R4-GU10-WHT-D-L-55 (lens) (5500k ±200k; 55° and 245 lumens ±10%), R4-GU10-WHT-D-50 (5500k ±200k; 50° and 260 lumens ±10%), R4-GU10-WHT-W-30 (2700k ±200k; 30° and 320 lumens ±10%), R4-GU10-WHT-W-45 (2700k ±200k; 45° and 300 lumens ±10%), R4-GU10-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-GU10-WHT-D-45 (5500k ±200k; 45° and 330 lumens ±10%). Length: 46.2mm; Diameter: 49.5mm.

10. R4-E27-WHT: This 6-watt lamp is available in E10, E11, E14, E17, E26 and E27 base and features a new heatsink that allows for higher lumen output. It is available in warm white (3000k  ±200k) and daylight white and 5 beam angles: 30°, 45°, 50°, 55° and 85°.  Specific models with beam angles and lumen output are as follows: R4-E27-WHT-W-85 (3000k ±200k; 85° and 235 lumens ±10%), R4-E27-WHT-W-L-55 (lens) (3000k ±200k; 55° and 235 lumens ±10%), R4-E27-WHT-W-50 (3000k ±200k; 50° and 245 lumens ±10%), R4-E27-WHT-D-85 (5500k ±200k; 85° and 245 lumens ±10%), R4-E27-WHT-D-L-55 (lens) (5500k ±200k; 55° and 245 lumens ±10%), R4-E27-WHT-D-50 (5500k ±200k; 50° and 260 lumens ±10%), R4-E27-WHT-W-30 (2700k ±200k; 30° and 320 lumens ±10%), R4-E27-WHT-W-45 (2700k ±200k; 45° and 300 lumens ±10%), R4-E27-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-E27-WHT-D-45 (5500k ±200k; 45° and 330 lumens ±10%). Length: 62.1mm; Diagram: 49.5mm.

11. R4-DL6-WHT Downlight Series: The 12W R4-DL6-WHT Downlight Series are lightweight and thin downlights requiring only 10cm of ceiling space.  Equal to 60W incandescent lamps, the lights have a single light source with no dark spots.  Lumen output ranges from 600 lm ±10% for warm-white (2700~3300K) to 660 lm ±10% for daylight white (5300~7000K). Beam angle is 150°. Dimmable models are also available.

12. R4-DL6-RGB Downlight:  The R4-DL6-RGB is a 12W color-changing RGB lamp with a single light source that results in no dark spot. It has an IR receiver that allows the lamp to be activated by the TRISTAR-IR1627 remote controller as well as a line switch.  It is lightweight and thin, requiring only 10cm of ceiling space.

13. R4-A19-WHT: The 8W R4-A19-WHT lamps are lightweight, only 67g, have a uniform light source and provide the same brightness as a 60W incandescent lamp with up to 85% power savings. Models are available in daylight white (5300~7000k; 500 lumens) and warm-white (2600~3300k; 450 lumens). The R4-A19-WHT-M1 (110Vac; <90mA) and R4-A19-WHT-M2 (220Vac; <45mA) lamps are dimmable models available with a TRIAC dimmer.

14. COZY-A19-WHT: The COZY-A19-WHT Series are dimmable 5W weatherproof lamps with an IP65 rating for outdoor use. The lamps feature the same patented optical lens design as the AMBY-A19-WHT that provides nearly a 360° light distribution. Dimmable with TRIAC dimmers, the lamps are available in warm white (3000K ±200K; CRI 83; lumen output: 290 lm; power factor: 0.94) and daylight white (5000K ±200K); CRI 82; lumen output: 322 lm; power factor 0.92).

15. CANDLE Series.  The CANDLE-E12-WHT and CANDLE-E14-WHT lamps are lightweight (31g), 2.5W candelabra LED lamps.  They have a lumen output of 150 lumens and are 50% dimmable.  Models are available in 110Vac (100~135Vac) and 220Vac (200~245Vac) and either daylight white (5300~7000k) or warm white (2600~3300k).

16. TRISTAR®-IR1627 Remote Controllers: These provide a remote control function and are available in a large (L) or small (S) size. The remote can activate four color-changing patterns, 16 single colors and four color-intensity levels.

Other Light Sources:

17. AQUA™-RGB Series: The AQUA™-RGB Series are lamps with an IP68 rating for underwater applications. The AQUA™-RGB-60 is a 24V, 60-watt, IP68 rated RGB lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60°  beam angle.

The AQUA™-RGB-30 and the AQUA™-RGB-15 are 12V 30-watt and 15-watt lamps respectively.

18. AQUA™-WHT Series: The AQUA™-WHT Series are lamps with an IP68 rating for underwater applications. The AQUA™-WHT-60 is a 24V, 60-watt, IP68 rated lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60°  beam angle and a lumen output of 4,200~4,800 lumens. The AQUA™-WHT-30 is a 12V, 30-watt, IP68 rated lamp suitable for pool lighting.  This 63.5mm (dia.) x 95 mm (H) lamp has a 60°  beam angle and a lumen output of 2,100~2,400 lumens.  The AQUA™-WHT-15 is a `12V, 15-watt, IP68 rated lamp suitable for pool lighting.  This 50mm (dia.) x 65mm (H) lamp has a 60°  beam angle and a lumen output of 1,050~1,200 lumens. Color temperatures available are warm white (3300K ±100K) and daylight white (5500K ±250K). The lamps come with a 5-meter cable and mounting brackets.

19. BOBBY™-AR111-RGB-40-DMX.  The BOBBY™-AR111-RGB-40-DMX is a 24-watt AR111 RGB color-changing spot light with a 40° beam angle together with the CCD350-DMX-24 – 350mA Constant Current Driver (24VDC, 24W Max.; with auto DMX address setting).

20. EZSTAR™-RGB LED Modules: EZSTAR™-RGB LED modules are suitable for cabinet, accent and cove lighting and are available in 10 cm and 30 cm lengths.  EZSTAR™-RGB waterproof models with an IP67 protection rating are available.

21. EZSTAR™-Single-Color LED Modules: EZSTAR™-Single-Color LED modules are suitable for cabinet, accent and cove lighting and are available in red, green, blue and amber, plus warm white (2900k ±100k) and daylight white (5500k), and in lengths of 15 cm and 30 cm.  EZSTAR™--WHT waterproof models with an IP67 protection rating are available.

22. HIGH-BAY Series: This series of LED high-bay lamps are available in 120W and 180W models with either an E39 and E40 base, a ring and bare wires, or a stand.  They are available with CREE LED chips. The lamps are lightweight and easily installed and have an automatic protection shut-off when the temperature rises above 105° C. The 180W models outperform 450W metal halide bulbs. The high-bay lamps are suitable for factories, warehouses, auditoriums and convention centers.

The HB-E40-WHT-120 is a 120W high-bay lamp with CRI 70 and a high lumen output of 9,500 lumens.

The HB-E40-WHT-180 is a 180W high-bay lamp with CRI 70 and a lumen output of 14,200 lumens.

23. LOW-BAY Series.  Introduced for 2012 are 60W and 90W low-bay LED lamps with an E40 base and CREE LEDs.  The 60W LB-E40-WHT-60 LED lamp (5500K ±200K) has 5,230 lumens and a color rendering index of 70.  The 90W LB-E40-WHT-90 LED lamp (5500K ±200K) has 7,850 lumens and a color rendering index of 70.

24. LUXMAN™-12 Commercial Flood Light: The 30-watt LUXMAN™-12 commercial flood light has 12 x 2.5-watt LEDs and a lumen output of 1,600 lumens for warm white and 1,680 lumens for daylight white.  It is suitable for gas station, parking lot, entryway or lobby lighting.

25. LUXMAN™- WHT Wall Washer Series.  LUXMAN™-WHT Wall Washers with an IP67 rating are now available in  both warm white and daylight white. Models include the 30-watt LUXMAN™-12-WHT (1,600 lumens for warm white and 1,680 lumens for daylight white), the 40-watt LUXMAN™-16-WHT (2,130 lumens for warm white and 2,240 lumens for daylight white), the 60-watt LUXMAN™-24-WHT (3,200 lumens for warm white and 3,360 lumens for daylight white) and the 90-watt LUXMAN™-36-WHT (4,800 lumens for warm white and 5,040 lumens for daylight white).

26. LUXMAN™-SL V2.0 Series Street Lights: The LUXMAN™-SL V2.0 Series LED Street Lights with 2.5W LEDs are IP67 rated and provide lighting for streets, alleys, courtyards, parks and walkways. Ten models are available: the LUXMAN™-SL-3x4 (30 watts; 1,680 lumens), LUXMAN™-SL-3x5 (37 watts; 2,100 lumens), LUXMAN™-SL-3x6 (45 watts; 2,540 lumens), LUXMAN™-SL-3x7 (52 watts; 2,940 lumens), LUXMAN™-SL-6x3 (45 watts; 2,520 lumens), LUXMAN™-SL-6x4 (60 watts; 3,360 lumens), LUXMAN™-SL-6x6 (90 watts; 5.040 lumens), LUXMAN™- SL-6x8 (120 watts; 6,720 lumens), LUXMAN™-SL-6x10 (150 watts; 8,400 lumens) and LUXMAN™-SL-6x12 (180 watts; 10,080 lumens).

27. LUXMAN™-SL V2.2 Series Street Lights: The LUXMAN™-SL V2.2 Series LED Street Lights, introduced in 2012, feature new heatsinks allowing for higher 3.3W LEDs.  They are IP67 rated and provide lighting for streets, alleys, courtyards, parks and walkways. Four models are available: the LUXMAN™-SL-6x5 (100 watts; 7,500 lumens), LUXMAN™-SL-6x6 (120 watts; 9,000 lumens), LUXMAN™-SL-6x8 (160 watts; 12,000 lumens) and the LUXMAN™-SL-6x10 (200 watts; 15,000 lumens).

28. STARSTREAM™24-RGB Light Strips: The STARSTREAM™24-RGB light strip is a 24VDC color-changing flexible strip of seven 1-watt RGB LEDs per 20 cm.  Encased in UV-protected PVC, it is suitable for accent and cove lighting.

29. STARSTREAM™24 Single-Color Light Strips: The STARSTREAM™24 Single-Color light strip is a 24VDC flexible strip available in warm white (3000k) and daylight white (5000k), red, green, blue and amber. The maximum usable length of the single-color light strips is 30 meters.

30. STARSTRIP™-24-RGB Light Strips: The STARSTRIP™-24-RGB light strips are 24V color-changing light strips with 14 x SMD RGB LED in each 30 cm length of rigid aluminum alloy. Each 30 cm length has a power consumption of 3.4 watts. They are available in lengths of 32, 62, 92 and 122 cm.  Waterproof models with an IP67 protecting rating are also now available.

31. STARSTRIP™-24 Single-Color Light Strips: The STARSTRIP™-24-WHT light strips are 24V light strips with 16 x SMD single-color LED in each 30 cm length of rigid aluminum alloy. Each 30 cm of length has 5 watts of power consumption and a lumen output of 180 lumens.  They are available in warm white (3300k) and daylight white (5000k). They are available in lengths of 32, 62, 92 and 122 cm.  Waterproof models with an IP67 protection rating are also now available.

32. T5™.  The T5™ is a 24V strip light 58 cm in length with 21 LEDs x 0.4W for a total of 8.4 watts. Available in both warm white (3000k) and daylight white (6000k), the T5™  is ideal for office lighting, cabinet lighting or other small area lighting.  Up to four T5™  light strips can be connected together.

33. TB60™ Series LED Ceiling Panels: High brightness T-bar 60x60 LED ceiling light panels are suitable for hotel, conference room, office, factory or other commercial lighting locations. The TB60™-40-WHT is a 40-watt ceiling light panel with 196 x 0.2W SMD LEDs and a lumen output of 1,900 lumens (Typ.) for warm white and 2,300 lumens (Typ.) for cool white. The TB60™-60-WHT is a 60-watt ceiling light panel with 280 x 0.2W SMD LEDs and a lumen output of 2,700 lumens (Typ.) for warm white and 3,300 lumens (Typ.) for cool white. Dimmable ceiling light panel models are available with a VR rotary dial dimmer and a remote control dimmer for 0~100% dimming. The dimmable model can serve as a Master panel that can control the non-dimmable models as Slaves. The light panels are available in warm white (3000~3500k) and cool white (6000~6500k).

The TB60™ Series of LED ceiling panels are available with a diffusion or non-diffusion panel.

34. TB600 LED Ceiling Panels: These 40W T-bar 60x60 LED light panels are ultra-thin (10.3mm) and feature a uniform light source with no hot spot and no stacking shadow.  They are ideal for offices, conference rooms, hotels, factories or other commercial lighting applications.

The panels are available in warm white (3500K; CRI 80; 2,550 lumens; 330 lux at 2 meters) and daylight white (5500K; CRI 80; 2900 lumens; 390 lux at 2 meters).

35. ZZ-BRIGHT™-WHT Channel Letter LEDs: ZZ-BRIGHT™ channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting and indirect lighting. The ZZ-BRIGHT™-215-WHT has 2 high-brightness SMD-type LEDs on each PCB and the  ZZ-BRIGHT™-415-WHT has 4 high-brightness SMD-type LEDs on each PCB.  Both models have a constant current regulating IC to provide the same level of brightness, protect against power surges and extend the lifetime of the LEDs. The PCBs have a water resistant coating that prevents water from entering the PCB and causing corrosion. They are available in warm white (3200k), daylight white (4000k) and cool white (6500k), as well as red, blue, green and amber.

36. ZZ-BRIGHT™ -RGB Channel Letter LEDs: ZZ-BRIGHT™-RGB channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting, indicating lighting and indirect lighting.  Each PCB has 3 SMD-type RGB LEDs. Operating voltage is 12V, maximum power consumption is 1.7W per foot (15.2 cm) and the beam angle is 120º.

DMX Drivers

1. CCD-DMX-150: The CCD-DMX-150 is a 3-channel high-power LED DMX driver with an auto-addressing system that detects an ID automatically.  It receives DMX512 signals and outputs PWM signals in order to control gray scales and produce vibrant colors. It can be used with 350mA constant current RGB devices with a Vled of 10V~20V.

 Manufacturers

               We design and develop our LED lighting products using our own engineers and out-sourcing the manufacturing to vendors of different disciplines. These various vendors are all located in Taiwan.  In order to secure a long-term supply and strategic partnership, we also make substantial investments or acquire equity in these vendors as well.  We have made investments in manufacturers through our wholly owned subsidiary, ColorStars Taiwan. The manufacturers we are currently invested in are Anteya Technology Corporation, a Taiwanese corporation (“Anteya”) and Fin-Core.  Furthermore, we also utilize Jun Yee as a contract manufacturer to manufacture certain products of ours.  As described in further detail under the Significant Business Transactions Overview paragraph under the Description of Business section, we no longer own any equity interest in Jun Yee. We have not entered into a written agreement for the manufacturing of our products with any of these manufacturers.

               Since 2004, we have owned 20% of the outstanding common shares of Anteya.  Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. Anteya is an important strategic manufacturer for us as we rely upon Anteya for its expertise of LED packaging, electronic engineering and software design.

               As described in further detail in the Significant Business Transactions Overview paragraph under the Description of Business section, we own 11.43% of the outstanding common shares of Fin-Core. Fin-Core produces the BOBBY series of LED lamps for us. Additionally, Fin-Core develops high quality thermal management technology which is an integral part of LED lighting applications.

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

Product Research and Development

We are engaged in the research and development of a variety of products to extend our lines of consumer and professional lighting products. Among these products are A19 LED light bulbs, LED down light fixtures, and LED spot lights for commercial and residential applications.  During the past two fiscal years, we spent approximately $84,460 in 2010 and $59,198 in 2011 on research and development.

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

(ii) continue to expand our distribution channels in both existing and new markets internationally by utilizing both direct and indirect sales organizations.  We believe that our utilization of Fin-Core and Jun Yee as contract manufacturers will not only strengthen and broaden the Company’s product offerings but will also help with our expansion in the US market.  We believe, based on our market research, that there is a high demand for commercial and advertising LED lighting products in the U.S. markets.  As Fin-Core and Jun Yee manufacture commercial and advertising LED lighting products, we consequently believe that our relationship with these companies will help with our expansion into this market.

Favorable factors that will enhance our marketing position and increase revenues are the continuing trends of price reductions of LED chips and the technological improvements in the increased lumen output of LEDs. Both factors will increase the speed in which LED lights are adopted in both commercial and residential lighting.

Intellectual Property

(a)	Patents.

We have been issued patents for “high power LED color bulb with infrared remote function” in Taiwan, UK, Germany, France, and the USA.  This patent covers the technology in the TriStar series of RGB lamp. We have designed a new line of the R5 series of LED lamps in 2011.  All of the associated safety marks and certificates were granted for the R5s for their sales into the North American European markets.  A total of 3 different patents were awarded around the new R5 series of lamps in various countries.  The R5-PAR38 lamp was also awarded with the reputable Red Dot Award in Germany.  We would expect the new R5 to replace the old BOBBY lines, and the revenue will start to pick up in 2012.

               There are a total of 22 patents filed and granted in various countries as of to date.

(b)	Trademarks and Service Marks.

We use the trademarks “ColorStars", "TriStar", “StarStream”, and “PAVO” which are registered trademarks in various countries worldwide.  All trademarks, service marks and copyright registrations associated with the business are registered in the name ColorStars Group and expire over various periods of time. We intend to vigorously defend against infringements of our trademarks, service marks and copyrights.

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

Asia

China

               China will ban sales of incandescent bulbs that use 100 watts or more of power starting Oct. 1, 2012, the official Xinhua News Agency reported today. The ban will be expanded to cover any bulbs that use more than 60 watts in 2014 and to 15 watts in 2016.

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

The initial Europe wide ban only applies to 'non-directional' light bulbs, so it does not affect any bulbs with reflective surfaces (i.e. spotlights or halogen down lighters). Bulbs will be banned in a phased approach. The first types of bulbs to be banned are non-clear (frosted) bulbs; these bulbs were banned completely by September 2009. Also, in September 2009, clear bulbs over 100W were made of more efficient types. This limit will be moved down to lower wattages, and the efficiency levels raised by the end of 2012.  Also, the EU has given the target of 2016 to phase out Halogen bulbs, and any bulb available for purchase after the 2016 date must have at least a 'B' energy rating.  The Finnish parliament has been discussing banning sales of incandescent light bulbs beginning in 2011.

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

Employees

As of April 4, 2012, we had a total of 13 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

Reports to Security Holders

We are a reporting company and will comply with the requirements of the Exchange Act.  We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

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

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of $48,980 per year.  The initial lease term for the agreement was from November 2005 to November 2010.  The lease was extended for another five (5) years to November 2015.  This office is the main operational office in Taiwan with the address of 10F, 566, Jungjeng Road, Sindian City, Taipei County 231, Taiwan, R.O.C.

On June 14, 2009, we signed a two (2) year lease agreement which expired in June 2011.  The leased property is located at 1 Technology Dr., Suite F-213, Irvine, California 92618, where the property is used as a general office and for the warehousing of inventory.  Lease payments are US $35,108 per year. On April 8, 2011, we renewed the lease under the same material terms with a new expiration date of June 30, 2013.

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

Security Holders

As of April 4, 2012, there were 329 record holders of 67,448,890 shares of our Common Stock.

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

Net cash (used in) operating activities.  During the fiscal year ended December 31, 2011, net cash used in operating activities was $(286,218) compared with $(527,645) used in operating activities for the fiscal year ended December 31, 2010.  The cash flow used in operating activities in the fiscal year ended December 31, 2011 was primarily the result of the Company incurring a net loss, an increase of account receivables, and a decrease in account payables. The cash flow used in operating activities in the fiscal year ended December 31, 2010 was primarily the result of the gain realized on our disposal of investments, an increase in account receivables, and an increase of inventory.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2011, net cash used in investing activities decreased to $(132,631) compared with $434,906 provided for the fiscal year ended December 31, 2010.  The decrease in net cash used in investing activities was a result of additional fixed assets in the form of toolings for new product production.

Net cash provided by financing activities. During the fiscal year ended December 31, 2011, net cash provided by financing activities increased to $100,000 compared with $0 for the fiscal year ended December 31, 2010.  This increase in net cash provided by financing activities was a result of a personal loan from the chairman of the board.

We currently anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on February 22, 2012, December 26, 2011, and January 30, 2012, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 22, 2012 to August 22, 2012 (3)	Fixed at 3.023% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	December 26, 2011 to June 24, 2012 (4)	Fixed at 3.175% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 30, 2012 to July 29, 2012	Fixed at 3.023% per annum.

(1) NTD $3,000,000 is approximately USD $99,056

(2)  NTD $6,000,000 is approximately USD $198,112

(3)  The loan term stated herein initially expired on Jan. 29, 2012 but was extended to July 29, 2012 and the interest rate increased to 3.023% per annum.

(4)  The loan term stated herein initially expired on February 22, 2012 but was extended to August 22, 2012 and the interest rate increased to 3.023% per annum.

               Additionally, on July 20, 2011, our Chairman, Mr. Wei-Rur Chen, provided a personal loan to the Company in an amount equal to One Hundred Thousand and No/100 Dollars (US $100,000). We did not enter into a loan agreement with Mr. Chen. The personal loan is unsecured, repayable on demand and interest bearing at Applicable Federal Short-Term rates in effect from time to time.

 Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2011 to Fiscal Year Ended December 31, 2010

Net Sales.  Net sales decreased to $3,812,652 for the year ended December 31, 2011 from $6,544,315 for the year ended December 31, 2010. The decrease in sales was due to the Company’s disposition of its entire equity interest in Jun Yee.

Cost of Goods Sold.  Cost of goods sold decreased to $2,728,433 for the year ended December 31, 2011 from $4,751,655 for the year ended December 31, 2010. The decrease in cost of goods sold was due to a decrease of revenue as a result of the Company’s disposition of its entire equity interest in Jun Yee.

Gross Profit.  Gross profit decreased to $1,084,219 for the year ended December 31, 2011 from $1,792,650 for the year ended December 31, 2010. The decrease was due to an overall decrease in the Company’s revenue. However, the Company’s gross margin increased to 28.43% for the year ended December 31, 2011 compared to 27.74% for the year ended December 31, 2010. The increase of gross margin was due to the disposition of Jun Yee where its gross margin in terms of percentage is lower than the Company on its own.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $1,200,103 for the year ended December 31, 2011 from $1,732,650 for the year ended December 31, 2010. The decrease in selling, general and administrative expenses was primarily related to the Company’s disposition of its entire equity interest in Jun Yee.

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion increased to $33,660 for the year ended December 31, 2011 from $23,461 for the year ended December 31, 2010, mainly due to an increase of fixed asset investments and intangible asset (patents) investments.

Interest Expense.  Interest expense decreased to $11,756 for the year ended December 31, 2011 compared with $38,623 for the year ended December 31, 2010. The decrease in interest expense was due to a decrease of bank loans as a result of the Company’s disposition of its entire equity interest in Jun Yee.

Net Income (loss).  For the year ended December 31, 2011, we incurred a net loss of $(303,636) as compared to a net income of $86,152 for the year ended December 31, 2010. The net loss was primarily a result of impaired investments and operational results.

ColorStars products are sold in over 35 different countries around the world.

Product revenues for the fiscal year ended December 31, 2011 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,961,320	51.44%
Asia	$417,000	10.94%
USA	$888,058	23.29%
Others	$546,274	14.33%
Total	$3,812,652	100%

Product revenues for the fiscal year ended December 31, 2010 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,855,878	28.36%
Asia	$2,908,746	44.45%
USA	$894,587	13.67%
Others	$885,104	13.52%
Total	$6,544,315	100%

Our revenue reported in fiscal year 2011 and 2010 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2011 and 2010 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2011:

		Less than						After
Contractual Obligation	Total	1 Year		1-3 Years		3-5 Years		5 Years

Short-term debt Obligations(1)	$396,223	$396,223	$		$		$
Notes Payable(2)	184,727	184,727
Due to Stockholder(3)	100,000	100,000
Non-current debt(4)
Operating Leases(5)	273,233	104,722		128,096		40,415

Total contractual cash obligations	$954,183	$785,672		$128,096		$40,415	$

(1)	Short-term debt obligations: Short-term loans from local banks.

(2)

Notes Payable: This is the total of all money that is owed to various suppliers. The Notes Payable here represents post-dated checks issued by us to our vendors or suppliers. Post-dated checks are the most commonly used payment methods for local business in Taiwan. When materials or services are provided from the seller to the buyer, the buyer will issue a post-dated check as payment to the seller. The blank checks can only be printed by the bank where the buyer maintains its checking account on or after the date that is specified as the due date on the check, or the seller may deposit the check into any bank account and the check will be sent to the regional check clearing house. The check clearing house will then send money to the designated checking account on or after the check due date.

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

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

TABLE OF CONTENTS

PAGE NO.

Report of Independent Registered Public Accountant	31

Consolidated Balance Sheets	32
As of December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the years ended	33
December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended	34
December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended	35
December 31, 2011 and 2010

Notes to Consolidated Financial Statements	36-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of ColorStars Group and Color Stars Inc.:

I have audited the consolidated balance sheets of ColorStars Group as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ColorStars Group as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then, in conformity with U.S. generally accepted accounting principles.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, I express no such opinion.

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 29, 2012

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31,
Assets	2011	2010
Current assets:
Cash and equivalents	$989,078	$1,396,234
Accounts receivable, net of allowance for doubtful accounts of $11,624 and $13,267 at December 31, 2011 and 2010	299,050	215,530
Inventory	821,100	788,718
Prepaid expenses and other current assets	166,581	258,323
Total current assets	2,275,809	2,658,805

Equipment, net of accumulated depreciation	152,069	47,891
Investments	1,137,256	1,421,292
Deferred income tax assets	89,000	-
Intangible assets	4,374	10,355
Total assets	$3,658,508	$4,138,343

Liabilities and stockholders’ equity
Current liabilities:
Short term loans	396,223	$411,424
Accounts payable	464,654	583,297
Accrued expenses	49,075	73,917
Loan from stockholder	100,000	-
Receipts in advance and other current liabilities	13,414	15,713
Total current liabilities	1,023,366	1,084,351

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2011 and 2010	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	226,527	341,741
Accumulated deficit	(771,064)	(467,428)
Total stockholders’ equity	2,635,142	3,053,992

Total liabilities and stockholders’ equity	$3,658,508	$4,138,343

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

 (IN US$)

	For the years ended December 31,
	2011	2010

Net sales	$3,812,652	$6,544,315
Cost of goods sold	2,728,433	4,751,665

Gross profit	1,084,219	1,792,650

Operating expenses
Selling, general and administrative	1,200,103	1,732,650
Research and development	59,198	84,460
Total operating expenses	1,259,301	1,817,110

Loss from operations	(175,082)	(24,460)

Other income (expenses)
Interest expense (net)	(11,756)	(38,623)
Share of investee’s operating results (net)	(97,209)	68,503
Impairment of investment	(136,803)	-
Gain on disposal of investment	-	195,540
Gain (loss) on foreign exchange, net	45,254	(62,160)
Other, net	5,070	(7,638)

(Loss) income before income tax	(370,526)	131,162
Income tax (benefit) expense	(66,890)	45,010

Net (loss) income	(303,636)	86,152
Net income attributable to noncontrolling interest	-	58,667

Net (loss) income attributable to common stockholders	$(303,636)	$144,819

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED DEFICIT

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholder’s equity

Balance, December 31, 2009	67,448,890	$ 67,449	$3,112,230	$76,312	$(612,247)	$2,643,744
Foreign currency adjustment	-	-	-	265,429	-	265,429
Net income	-	-	-	-	144,819	144,819

Balance, December 31, 2010	67,448,890	$ 67,449	$3,112,230	$341,741	$(467,428)	$3,053,992
Foreign currency adjustment	-	-	-	(115,214)	-	(115,214)
Net loss	-	-	-	-	(303,636)	(303,636)

Balance, December 31, 2011	67,448,890	$ 67,449	$3,112,230	$226,527	$(771,064)	$2,635,142

  The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

	For the years ended December 31,
Cash flows from operating activities	2011	2010
Net (loss) income	$(303,636)	$86,152
Depreciation and amortization	33,660	23,461
Provision for doubtful accounts	12,694	10,145
Share of investment loss (profit)	97,210	(68,503)
Impairment of investment	132,799
Gain on disposal of investment	-	(195,540)
Changes in operating assets and liabilities:
Accounts receivable	(96,215)	(377,360)
Inventories	(32,382)	(340,111)
Deferred income tax	(89,000)	-
Prepaid expenses and other current assets	104,436	(119,758)
Accounts payable	(118,643)	293,909
Accrued expenses	(24,842)	54,626
Receipts in advance and other current liabilities	(2,299)	105,334
Cash flows (used in) operating activities	(286,218)	(527,645)

Cash flows from investing activities
Disposal (Addition) to fixed assets	(132,631)	(10,488)
Addition to long term investments	-	(320,543)
Proceed from sale of investments, net	-	765,937
Cash flow (used in) provided from investing activities	(132,631)	434,906

Cash flows from financing activities
Loan from stockholder	100,000	-
Cash flow provided from financing activities	100,000	-

Effect of exchange rate changes on cash and cash equivalents	(88,307)	46,673

Net (decrease) in cash and cash equivalents	(407,156)	(46,066)
Beginning cash and cash equivalents	1,396,234	1,442,300

Ending cash and cash equivalents	$989,078	$1,396,234

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$12,319	$39,248
Income taxes	43,638	18,127

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

Basis of Presentation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate continuation of the Group as a going concern.

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

In October 2011, the associated company, Fin-Core Corporation, decided to raise its capital by issuing 3,000,000 new shares at par value of NTD10 per share.  The Company was entitled to subscribe for up to 600,000 shares for NTD6,000,000; however the Company chose not to participate in the subscription of any newly issued shares of Fin-Core.  As a result, on November 4, 2011 the Company’s equity interest in Fin-Core was decreased to 11.43% from the current 20% after issuance of 3,000,000 new shares.

The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash on deposits and all short-term highly liquid investments purchased with remaining maturities of three months or less.  The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions.

Restricted cash – There are no restricted cash balances related to bank loans.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $11,624 and $13,267 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2011, the allowance for obsolete inventory was $39,005.

Intangible Assets - Intangible assets with finite lives are amortized over their respective estimated useful lives. The amount of intangible assets to be amortized shall be the amount initially assigned to that asset less any residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived described below.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

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

At December 31, 2011 and 2010, the Company has investments stated at cost and investments accounted for under the equity method of accounting.

Impairment of long-lived assets - The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Fair Value of Financial Instruments - The Company values financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, and other current liabilities in the Consolidated Financial Statements approximates fair value because of the short-term nature of the instruments.

Revenue Recognition - Revenue is recognized in connection with sales of products when all of the following conditions are met: (1) there exists persuasive evidence of an arrangement with the customer, typically consisting of a purchase order or contract; (2) products have been delivered and title and risk of loss has passed to the customer, which occurs when a product is shipped under customary terms; (3) the amount of revenue is fixed or determinable; and (4) collectability is reasonably assured.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2011, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2011, such losses have been within management’s expectations.

In fiscal years 2011, products sold to the Company’s largest customer, accounted for approximately 12.26% of the total revenue for fiscal year 2011. Products purchased from the Company’s largest suppliers, Anteya Technology Corp, Jun and Yee Industrial Corporation, accounted for approximately 58.9% and 18.43% of the total purchases for fiscal year 2011 respectively.

As of December 31, 2011, the largest three customers exceeded 70% of the total consolidated accounts receivable balance.

Income taxes - The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

Foreign Currency - The financial statements of the company’s foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, and equity accounts at historical exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets.

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

Net income per common share - Net income per common share-basic is computed by dividing the net income attributable to the Company for the period by the basic weighted-average number of outstanding common shares.

The calculation of net income per common share attributable to the Company is presented in Note 5.

Shipping and Handling Costs - Shipping and handling costs incurred by us for the delivery of products to customers are included in selling, general and administrative expenses.

Advertising Costs - Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses.

Research and development costs — Research and development costs are expensed as incurred.

Note 3 - Recently Issued Accounting Pronouncements

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Recently Issued Accounting Pronouncements

Balance Sheet – the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 in December 2011, Balance sheet – Disclosures about Offsetting Assets and Liabilities.  The new requirements state that entities must disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of the requirements includes derivatives, sales and repurchases agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not expect that the adoption will have a material effect on the consolidated financial statements.

Note 4 –Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or (loss). As of December 31, 2011, the components of comprehensive income or (loss) include net income (loss) only.

Total comprehensive income (loss) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Net income (loss)	$(303,636)	$86,152
Translation adjustment	(115,214)	265,429
	(418,850)	351,581
Comprehensive income attributable to noncontrolling interest	-	58,667
Total comprehensive income (loss) attributable to common stockholders	$(418,850)	$410,248

Note 5 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	2011	2010

Net (loss) income attributable to common stockholders	$(303,636)	$144,819

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder - Basic and diluted	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long term investment

	2011	2010
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$797,363	$592,457
Interest in Anteya’s net income	40,835	122,516
Exchange difference	(39,067)	82,390
Carrying value at the end	799,131	797,363

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	481,891	187,544
Addition at cost	-	342,853
Interest in Fin-Core’s net loss up to Oct 2011	(135,200)	(48,506)
Impairment for the year	(132,799)
Exchange difference	(17,805)	-
Carrying value at the end	196,087	481,891

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,137,256	$1,421,292

Anteya Technology Corp is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.  There were 200,000 bonus shares issued in 2011 to the Company. The equity interest held by the Company remains unchanged.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000 (equivalent to USD429,000).  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintain the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD$10,000,000 (equivalent of USD320,000).  The Company adopted the equity method of accounting to the investment in FCC.

In October 2011, the associated company, Fin-Core Corporation, decided to increase its capital by issuing 3,000,000 new shares at par value of NTD10 per share.  The Company was entitled to subscribe for up to 600,000 shares for NTD6,000,000.  However the Company chose not to participate in the subscription of any newly issued shares of Fin-Core.  As a result, on November 4, 2011 the Company’s equity interest in Fin-Core decreased to 11.43% from 20% after issuance of 3,000,000 new shares.  The Company recorded the investment in Fin-Core Corporation at cost on the date when the Company ceased to have significant influence over the investee.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. for the year ended December 31, 2011 and 2010 (in US dollars) are as follows:

Balance sheet	2011	2010

Current assets	$4,671,187	$4,963,357
Non-current assets	1,101,058	762,914
Total assets	5,772,245	5,726,271

Current liabilities	2,437,814	2,986,881
Non-current liabilities	1,097,420	628,564
Stockholders’ equity	2,237,011	2,110,826
Total stockholders’ equity and liabilities	$5,772,245	$5,726,271

Statement of operation	2011	2010

Net sale	$6,130,555	$5,596,610
Cost of goods sold	(4,695,958)	4,094,404
Gross profit	1,434,597	1,502,206
Operating and non-operating expenses	(1,224,267)	1,137,255
Net profit	$210,330	$364,951

Note 7 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	2011	2010

Finished goods	$821,100	$788,718

Note 8 – Goodwill and Intangible Assets

	2011	2010
Intangible assets:
Amortizable intangible assets	$42,382	$42,382
Accumulated amortization	(38,008)	(32,027)
Total	$4,374	$10,355

Identifiable intangible assets, which are subject to amortization, consist primarily of patents and trademarks. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2011	2010

Plant and equipment:
Machinery equipment	$144,496	$31,206
Transportation equipment	16,179	16,800
Office equipment	100,895	85,148
Other	232	241
Total cost	261,802	133,395

Accumulated depreciation:
Machinery equipment	38,465	23,553
Transportation equipment	7,640	5,133
Office equipment	63,396	56,577
Other	232	241
Total accumulated depreciation	109,733	85,504

Plant and equipment – net	$152,069	$47,891

Depreciation was $27,893 and $15,616 for the years ended December 31, 2011 and 2010 respectively.

Note 10 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2011 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2011 (inclusive).

The income tax provision information is provided as follows:

	2011	2010
Component of income (loss) before income taxes:
United States	$(256,458)	$(209,248)
Foreign	(114,068)	340,410
Income (loss) before income taxes	(370,526)	131,162

Provision for income taxes
U.S. federal	(89,000)	-
State and local	800	800
Foreign	21,310	44,210
Income tax (benefit) provision	(66,890)	45,010

Current	22,110	45,010
Deferred	(89,000)	-
	(66,890)	45,010

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Federal income taxes at applicable statutory rates	$(129,684)	$45,906
Adjustment resulting from the tax effect of:
Foreign tax rate differential	11,407	(52,577)
Change in valuation allowance	760	73,236
Foreign taxation adjustment	49,040	(27,772)
Others	1,587	6,217
	(66,890)	$45,010

As of December 31, 2011, there was gross U.S. federal net operating loss carryforwards of approximately $590,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through December 31, 2030.

Note 11 – Accrued expenses

	2011	2010

Salaries and allowance	$19,987	$17,604
Insurance	8,150	5,545
Tax payable	11,040	39,261
Others	9,898	11,507
	$49,075	$73,917

Note 12 - Bank short term debt

	2011	2010

Bank loan payable to Taiwan banks	$396,223	$411,424

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 2011 ranges from 2.946% to 3.175% per annum, as of December 31, 2010, interest rate ranges from 2.604% to 3.070% per annum.  The short term debt is secured by:

•       personal guarantee from a director

•       the realty property of spouse of a director

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Geographic Information

Product revenues for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Customers based in:
Europe	$1,961,320	$1,855,878
Asia	417,000	2,908,746
United States	888,058	894,587
Others	546,274	885,104

	$3,812,652	$6,544,315

Note 14 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 30, 2011 and 2010:

	2011	2010

Purchase from Anteya Technology Corp	$1,614,844	$1,453,302
Purchase from Fin-Core Corporation	-	320,127
Rent paid to Mr. Wei-Rur Chen	48,980	45,697
Sale to Anteya Technology Corp	1,061	-

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	2011	2010
Liabilities:
Anteya Technology Corp	$298,887	$404,774
Fin-Core Corporation	-	82,817

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% and 11.43% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of December 31, 2011 respectively.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest.  The interest expense paid to Mr. Chen for the year ended December 31, 2011 is $107.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments

	2011	2010

Rent expenses	$125,857	$198,454

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2011 are as follows:

2012	104,722
2013	80,549
2014	47,547
2015	40,415
$273,233

Note 16– Subsequent Events

The Company evaluated all events subsequent to December 31, 2011 through the date of the issuance of the financial statements and concluded that except the following matter, there are no other significant or material transactions to be reported.

On March 1, 2012, the Company entered into an employment agreement with the Company’s Chairman, President, CEO and CFO, Mr. Wei-Rur Chen (“Mr. Chen”).

The Employment Agreement has a term of five years from the effective date, March 1, 2012, subject to the termination provisions contained therein.   Pursuant to the Employment Agreement, Mr. Chen shall receive, in exchange for his services, the compensation in sum of $146,000 and stock options, in such amounts as determined by the Company’s Compensation Committee, following the board of director’s approval of the Company’s annual financial statements.

Mr. Chen shall also be entitled to participate in any and all deferred compensation, 401(k) and other benefit plans that are made generally available by the Company to such executives who have similar responsibilities and perform similar functions as Mr. Chen.

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

(b)	Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with the U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 30, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of March 30, 2012 was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in its annual report.

(c)	Changes in internal control over financial reporting.

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

NAME	AGE	OFFICES HELD

Wei Rur Chen	51	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	56	Director

Mei-Ying Chiu	59	Secretary and Director

WEI RUR CHEN, age 51, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 56, has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

MEI-YING (EASTER) CHIU, age 59, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2009, 2010 and 2011 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

               On March 1, 2007, we entered into an employment agreement with our CEO, Mr. Wei-Rur Chen (the “Original Employment Agreement”). The Original Employment Agreement was for a term of five years from the effective date, March 1, 2007. Under the Original Employment Agreement, Mr. Chen agreed to serve as our Chairman, President, and CEO.  Mr. Chen was granted such authority and responsibility as may reasonably be assigned to him by our board of directors. Pursuant to the Original Employment Agreement, Mr. Chen was eligible to receive a salary no higher than $120,000 per annum, and Mr. Chen was entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by us to our executives who have similar responsibilities and perform similar functions as Mr. Chen.

               As the term of the Original Employment Agreement expired, on March 1, 2012, we entered into a new employment agreement (the “Employment Agreement”) with Mr. Chen.

                The Employment Agreement has a term of five years from the effective date, March 1, 2012, subject to the termination provisions contained therein. Under the Employment Agreement, Mr. Chen shall have such authority and responsibility as may be assigned to him by the Company’s board of directors. Furthermore, under the Employment Agreement, Mr. Chen is subject to certain non-competition, non-solicitation and confidentiality covenants, the terms and conditions of which are described in further detail therein.

Pursuant to the Employment Agreement, Mr. Chen shall receive the following compensation in exchange for his services:

(i) an annual base salary in the amount of One Hundred Twenty Thousand and No/100 Dollars (US $120,000);

(ii) an annual bonus in the amount of Twenty Thousand and No/100 Dollars (US $20,000);

(iii) a vehicle allowance in the amount of Six Thousand and No/100 Dollars (US $6,000); and

(iv) stock options, in such amounts as determined by the Company’s Compensation Committee, following the board of director’s approval of the Company’s annual financial statements.

In addition, in the event of an Acquisition (as such term is defined in the Employment Agreement) before February 28, 2017, Mr. Chen shall be paid an additional bonus of One Hundred Thousand and No/100 Dollars (US $100,000) and shall be awarded 50% below market valued stock options.  The stock options shall have an exercise period of two (2) years from the date of the award.

Mr. Chen shall also be entitled to participate in any and all deferred compensation, 401(k) or other retirement plans, medical insurance, dental insurance, group health, disability insurance, pension and other benefit plans that are made generally available by the Company to such executives who have similar responsibilities and perform similar functions as Mr. Chen

               We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

                                            SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen-- CEO, President and CFO	2011 2010 2009	$20,000 $20,000 $20,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$20,000 $20,000 $20,000
Mei-Ying (Easter) Chiu--Secretary and Director	2011 2010 2009	$40,000 $40,000 $40,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$40,000 $40,000 $40,000

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 4, 2012 by:

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of April 4, 2012.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1st Road Sindian City, Taipei County Taiwan 231	President ,Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director.	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jungjeng Road Sindian City, Taipei County Taiwan 231	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1st Road Sindian City, Taipei County Taiwan 231	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jungjeng Rd. Sindian City, Taipei County Taiwan 231	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Mark Amersey and Nitin Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	2,848,200	4.22%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,330,000	6.42%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan (R.O.C.)	Shareholder	2,258,632	3.35%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

               None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$39,000	$34,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees paid to auditor	$39,000	$34,000

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2011 and 2010.

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

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009.
2.2*	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009.
2.3*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009.
2.4*	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009.
2.5*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009.
2.6*	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009.
3.1*	Articles of Incorporation.
3.2*	By-Laws.
10.1*	Employment Agreement entered into between ColorStars Group and Wei-Rur Chen on March 1, 2007.
10.2*	Employment Agreement entered into between ColorStars Group and Wei-Rur Chen on March 1, 2012.
10.3	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 22, 2012.
10.4	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on December 26, 2011.
10.5	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 30, 2012.
23.1	Auditor Consent.
31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

                                         31.2                       Certifictaion of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securties and Exchange Act of 1943, as amended.

                                         32.1                       Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section of the Sarbanes Oxley Act of 2002.

                                         32.2                       Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                        101.INS**            XBRL  Instant Document

                                        101.SCH**           XBRL Taxonomy Extension Schema Document

                                        101.CAL**           XBRL Taxonomy Extension Calculation Linkbase Document

                                        101.DEF **          XBRL Taxonomy Extension Definition Linkbase Document

                                        101.LAB**           XBRL Taxonomy Extension Label Linkbase Document

                                        101.PRE**           XBRL Taxonomy Extension Presentation Linkbase Document

                                          *                   Included in previousley filed reporting documents.

                                          **                 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Secuties Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securties Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: April 4, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	April 4, 2012
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	April 4, 2012
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	April 4, 2012
Mei-Ying Chiu