Form 10-Q
period 2012-03-31
ColorStars Group
filed 2012-05-15
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 15, 2012, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

{00241482. }

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

Assets	March 31, 2012	December 31, 2011
Current assets:
Cash and equivalents	$712,902	$989,078
Accounts receivable, net of allowance for doubtful accounts of $16,173 at March 31, 2012 and $11,624 at December 31, 2011	274,888	299,050
Inventory	917,187	821,100
Prepaid expenses and other current assets	165,716	166,581
Total current assets	2,070,693	2,275,809

Equipment, net of accumulated depreciation	196,833	152,069
Investments	1,160,062	1,137,256
Deferred income tax assets	89,000	89,000
Intangible assets	3,357	4,374
Total assets	$3,519,945	$3,658,508

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$406,683	$396,223
Accounts payable	424,775	464,654
Accrued expenses	29,665	49,075
Loan from stockholder	100,000	100,000
Receipts in advance and other current liabilities	8,835	13,414
Total current liabilities	969,958	1,023,366

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2012 and December 31, 2011	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	298,664	226,527
Accumulated deficit	(928,356)	(771,064)
Total stockholders’ equity	2,549,987	2,635,142

Total liabilities and stockholders’ equity	$3,519,945	$3,658,508

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN US$)

	Three months ended March 31,
	2012	2011

Net sales	$711,214	$954,862
Cost of goods sold	482,603	655,563

Gross profit	228,611	299,299
Operating expenses
Selling, general and administrative	328,596	271,537
Research and development	25,833	40,020
Total operating expenses	354,429	311,557

Loss from operations	(125,818)	(12,258)
Other income (expenses)
Interest expense (net)	(3,178)	(2,978)
Share of investee’s operating results (net)	(10,268)	(26,831)
Gain (loss) on foreign exchange, net	(26,035)	1,567
Other, net	2,330	-

Loss income before income tax	(162,969)	(40,500)
Income tax benefit (expense)	5,677	(5,111)

Net loss	(157,292)	(45,611)
Other comprehensive income (loss), net
Translation adjustment	72,137	(32,397)

Comprehensive income (loss)	$(85,155)	$(78,008)

Net loss attributable to common stockholders	$(157,292)	$(45,611)

Comprehensive loss attributable to common stockholders	$(85,155)	$(78,008)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended March 31,
Cash flows from operating activities	2012	2011
Net (loss)	$(157,292)	$(45,611)
Depreciation and amortization	11,442	5,394
Provision for doubtful accounts	4,216	-
Share of investment loss	10,268	26,831
Changes in operating assets and liabilities:
Accounts receivable	19,947	(121,989)
Inventories	(96,087)	(60,155)
Prepaid expenses and other current assets	27,266	180,295
Accounts payable	(39,879)	13,131
Accrued expenses	(19,410)	4,455
Receipts in advance and other current liabilities	(4,579)	34,296
Cash flows provided from (used in) operating activities	(244,108)	36,647

Cash flows from investing activities
Addition to fixed assets	(51,085)	(28,737)
Cash flow (used in) investing activities	(51,085)	(28,737)

Effect of exchange rate changes on cash and cash equivalents	19,017	(23,047)

Net (decrease) in cash and cash equivalents	(276,176)	(15,137)
Beginning cash and cash equivalents	989,078	1,396,234

Ending cash and cash equivalents	$712,902	$1,381,097

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,130	$2,978
Tax paid	-	-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Nature of Business – Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc. was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc.

Color Stars Inc. (Color Stars TW) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

Basis of Presentation – The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included in the accompanying financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Note 2 - Recently Issued Accounting Pronouncements

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

Note 3 –Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through March 31, 2012, the Company had not experienced any losses on such deposits.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 –Concentration of Credit Risk

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through March 31, 2012, such losses have been within management’s expectations.

For the three months ended March 31, 2012, products sold to the Company’s largest customer, accounted for approximately 6.76%.  Products purchased from the Company’s first two largest suppliers were accounted for approximately 46.42% of the total purchases.

As of March 31, 2012, the largest three customers exceeded 37% of the total consolidated accounts receivable balance.

Note 4 – Earnings per share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended Mar 31,
	2012	2011

Net loss attributable to common stockholders	$(157,292)	$(45,611)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment

	March 31, 2012	December 31, 2011
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$799,131	$797,363
Interest in Anteya’s net income	(10,332)	40,835
Exchange difference	27,962	(39,067)
Carrying value at the end	816,761	799,131

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	196,087	481,891
Interest in Fin-Core’s net loss	-	(135,200)
Impairment for the year	-	(132,799)
Exchange difference	5,176	(17,805)
Carrying value at the end	201,263	196,087

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,160,062	$1,137,256

Anteya Technology Corp is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.  There were 200,000 bonus shares issued in 2011 to the Company. The equity interest held by the Company remains unchanged.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000 (equivalent to USD 429,000).  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintain the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD$10,000,000 (equivalent of USD 320,000).  The Company adopted the equity method of accounting to the investment in FCC.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of March 31, 2012 and December 31, 2011 and for three months ended March 31, 2012 and 2011 (in US dollars) are as follows:

Balance sheet	March 31, 2012	December 31, 2011

Current assets	$5,027,208	$4,671,187
Non-current assets	1,083,981	1,101,058
Total assets	6,111,189	5,772,245

Current liabilities	2,837,044	2,437,814
Non-current liabilities	1,029,737	1,097,420
Stockholders’ equity	2,244,408	2,237,011
Total stockholders’ equity and liabilities	$6,111,189	$5,772,245

	Three months ended March 31,
Statement of operation	2012	2011

Net sale	$1,087,950	$1,220,416
Cost of goods sold	(865,817)	(918,071)
Gross profit	222,133	302,345
Operating and non-operating expenses	(270,413)	(270,095)
Net profit (loss)	$(48,280)	$32,250

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2012	December 31, 2011

Finished goods	$917,187	$821,100

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

The income tax provision information is provided as follows:

	Three months ended March 31,
	2012	2011
Component of income (loss) before income taxes:
United States	$(49,598)	$(42,986)
Foreign	(113,371)	2,486
(Loss) income before income taxes	$(162,969)	$(40,500)

Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$5,677	$(5,111)
Income tax benefit (provision)	$5,677	$(5,111)

Note 8 – Accrued expenses

	March 31, 2012	December 31, 2011

Salaries and allowance	$17,868	$19,987
Insurance	-	8,150
Tax payable	-	11,040
Others	11,797	9,898
	$29,665	$49,075

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Bank short term debt

	March 31, 2012	December 31, 2011

Bank loan payable to Taiwan banks	$406,683	$396,223

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2012 ranges from 3.023% to 3.175% per annum, as of December 31, 2011, interest rate ranges from 2.946% to 3.175% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 10- Geographic Information

Product revenues for the three months ended March 31 2012 and 2011 are as follows:

	Three months ended Mar 31,
	2012	2011
Customers based in:
Europe	$403,166	$ 641,721
Asia	81,072	36,288
United States	179,466	135,930
Others	47,510	140,923

	$711,214	$954,862

Note 11 – Related Party Transactions

The Company has recorded expenses and revenues for the following related party transactions for three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011

Purchase from Anteya Technology Corp	$270,628	$428,690
Purchase from Fin-Core Corporation	-	47,663
Rent paid to Mr. Wei-Rur Chen	12,125	12,285
Sale to Anteya Technology Corp	-	1,065
Sale to Fin-Core Corporation	-	11,791

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2012	December 31, 2011
Liabilities:
Anteya Technology Corp	$128,657	$298,887

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% and 11.43% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of March, 2012.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest.  The effective interest rate is 0.19% and the interest paid to Mr. Chen is $48 for three months ended March 31, 2012.

Note 12 – Commitments

	Three months ended March 31,
	2012	2011

Rent expenses	$95,510	$32,414

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2011 are as follows:

2012 remaining 9 months	80,180
2013	82,223
2014	48,802
2015	41,482
$252,687

Note 13– Subsequent Events

The Company evaluated all events subsequent to March 31, 2012 through the date of the issuance of the financial statements. There are no other significant or material transactions to be reported.

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

In October 2011, Fin-Core decided to increase its capital by issuing 3,000,000 new common shares at par value of NTD $10 per share.  The Company was entitled to subscribe for up to 600,000 common shares for NTD $6,000,000.  However, the Company chose not to participate in the subscription of any newly issued common shares of Fin-Core.  As a result, on November 4, 2011, the Company’s equity interest in Fin-Core decreased to 11.43% from 20% after the issuance of 3,000,000 new common shares.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

               Net Sales.  Net  sales decreased to $711,214 for the three months ended March 31, 2012 from $954,862 for the three months ended March 31, 2011. The decrease in sales was due to the European market shrinkage as a result of the current economic turndown.

               Cost of Goods Sold.  Cost of goods sold decreased to $482,603 for the three months ended March 31, 2012 from $655,563 for the three months ended March 31, 2011. The decrease in cost of goods sold was due to a decrease in net sales.

               Gross Profit.  Gross profit decreased to $228,611 (32.14%) for the three months ended March 31, 2012 from $299,299 (31.34%) for the three months ended March 31, 2011. The decrease in gross profit was due to a decrease in net sales.

Gross Profit Percentage.  Gross profit percentage increased to 32.14% for the three months ended March 31, 2012 from 31.34% for the three months ended March 31, 2011. The increase in gross profit percentage was due to the introduction of certain new products to the market that have high profit margins.

               Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $328,596 for the three months ended March 31, 2012 from $271,537 for the three months ended March 31, 2011. The increase in selling, general and administrative expenses is primarily related to an increase in expenses for trade shows and advertisement.

               Research and Development Expenses.  Research and development (R&D) expenses decreased to $25,833 for the three months ended March 31, 2012 from $40,020 for the three months ended March 31, 2011.  The decrease in R&D expenses is due to less investment in tooling for new products.

               Depreciation and Amortization.  Depreciation and amortization increased to $11,442 for the three months ended March 31, 2012 from $5,394 for the three months ended March 31, 2011 as a result of an increase of tooling investments for new products and their depreciation.

             Interest Expense.  Interest expense increased to $3,178 for the three months ended March 31, 2012 compared with $2,978 for the three months ended March 31, 2011. The increase in interest expense was due to higher interest rates and foreign exchange conversions.

               Net Income (loss).  For the three months ended March 31, 2012, we incurred a net loss of $(157,292) as compared to a net loss of $(45,611) for the three months ended March 31, 2011.  The net loss was primarily a result of increased expenses in trade shows, marketing and foreign exchange conversion loss.

Financial Condition, Liquidity and Capital Resources

Our revenues are primarily derived from the sale of LED devices and systems. Although our financial results are mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2012, net cash used in operating activities was $(244,108) compared with $36,647  provided by operating activities for the three months ended March 31, 2011.  The cash flow used in operating activities in the three months ended March 31, 2012 was primarily the result of increase of net loss, inventory, and decrease of account payable. The cash flow provided operating activities in the three months ended March 31, 2011 was primarily the result of a decrease of pre-paid expenses and an increase of receipts in advance.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2012, net cash used in investing activities was $(51,085) compared with $(28,737) used in investing activities for the three months ended March 31, 2011.  The cash flow used in investing activities in the three months ended March 31, 2012 was primarily the result of investment of tooling for new products and show room. The cash flow used in investing activities in the three months ended March 31, 2011 was primarily the result of our investments in tooling for our new products. ,

Net cash provided by (used in) financing activities. During the three months ended March 31, 2012, net cash used in financing activities was $3,130 compared with $2,978 used in financing activities for the three months ended March 31, 2011.  The cash flow used in financing activities in the three months ended March 31, 2012 was primarily derived from interest paid for bank loan. The cash flow used in financing activities in the three months ended March 31, 2011 was primarily the result of interest paid for bank loan.

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

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on February 22, 2012, December 26, 2011, and January 30, 2012, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 22, 2012 to August 22, 2012 (4)	Fixed at 3.023% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	December 26, 2011 to June 24, 2012	Fixed at 3.175% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 30, 2012 to July 29, 2012 (3)	Fixed at 3.023% per annum.

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

(c)          Affiliated Purchases of Common Stock.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Mine Safety Disclosures.

               Not applicable.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

                                                                           INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 22, 2012

*10.2	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on December 26, 2011

*10.3	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 30, 2012

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ColorStars Group

Dated: May 15, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors