Form 10-Q
period 2012-06-30
ColorStars Group
filed 2012-08-20
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 20, 2012, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

Assets	June 30, 2012	December 31, 2011
Current assets:
Cash and equivalents	$614,414	$989,078
Accounts receivable, net of allowance for doubtful accounts of $17,787 at June 30, 2012 and $11,624 at December 31, 2011	282,998	299,050
Inventory	928,388	821,100
Prepaid expenses and other current assets	147,439	166,581
Total current assets	1,973,239	2,275,809

Equipment, net of accumulated depreciation	189,116	152,069
Investments	1,161,240	1,137,256
Other assets	33,539	-
Deferred income tax assets	89,000	89,000
Intangible assets	2,565	4,374
Total assets	$3,448,699	$3,658,508

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$402,468	$396,223
Accounts payable	420,229	464,654
Accrued expenses	30,523	49,075
Loan from stockholder	100,000	100,000
Receipts in advance and other current liabilities	48,729	13,414
Total current liabilities	1,001,949	1,023,366

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at June 30, 2012 and December 31, 2011	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	266,766	226,527
Accumulated deficit	(999,695)	(771,064)
Total stockholders’ equity	2,446,750	2,635,142

Total liabilities and stockholders’ equity	$3,448,699	$3,658,508

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN US$)

	Three months ended June 30,
	2012	2011

Net sales	$700,935	$1,081,444
Cost of goods sold	472,310	843,976

Gross profit	228,625	237,468
Operating expenses
Selling, general and administrative	306,211	269,000
Research and development	26,330	52,552
Total operating expenses	332,541	321,552

Loss from operations	(103,916)	(84,084)
Other income (expenses)
Interest expense (net)	(2,710)	(2,776)
Share of investee’s operating results (net)	14,517	(17,648)
Gain (loss) on foreign exchange, net	6,661	(18,197)
Other, net	2,069	-

Loss income before income tax	(83,379)	(122,705)
Income tax (expense) benefit	(1,103)	5,260

Net loss	(84,482)	(117,445)
Other comprehensive income (loss), net
Translation adjustment	-	-

Comprehensive income (loss)	(84,482)	$(117,445)

Net loss attributable to common stockholders	$(84,482)	$(117,445)

Comprehensive loss attributable to common stockholders	$(84,482)	$(117,445)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

 (IN US$)

	For six months ended June 30,
	2012	2011

Net sales	$1,412,151	$2,035,117
Cost of goods sold	941,676	1,486,129

Gross profit	470,475	548,988
Operating expenses
Selling, general and administrative	634,845	540,909
Research and development	52,163	92,474
Total operating expenses	687,008	633,383

(Loss) from operations	(216,533)	(84,395)
Other income (expenses)
Interest expense (net)	(5,888)	(5,755)
Share of investee’s operating results (net)	4,220	(44,552)
Gain (loss) on foreign exchange, net	(19,411)	(8,066)
Other, net	4,400	-

(Loss) before income tax	(233,212)	(142,768)
Income tax benefit	4,581	68

Net (loss)	(228,631)	(142,700)
Other comprehensive income (loss), net
Translation adjustment	40,239	-

Comprehensive income (loss)	$(188,392)	$(142,700)

Net loss attributable to common stockholders	(228,631)	(142,700)

Comprehensive loss attributable to common stockholders	(188,392)	(142,700)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended June 30,
Cash flows from operating activities	2012	2011
Net (loss)	$(84,482)	$(117,445)
Depreciation and amortization	9,438	7,766
Provision for doubtful accounts	1,796	2,860
Share of investment (income) loss	(14,488)	17,648
Changes in operating assets and liabilities:
Other assets	(33,539)	-
Accounts receivable	(9,906)	112,710
Inventories	(11,201)	(35,521)
Prepaid expenses and other current assets	11,928	15,843
Accounts payable	(4,546)	38,657
Accrued expenses	858	(29,712)
Receipts in advance and other current liabilities	39,894	(17,778)
Cash flows provided from (used in) operating activities	(94,248)	(4,972)

Cash flows from investing activities
Addition to fixed assets	(4,581)	(30,870)
Cash flow (used in) investing activities	(4,581)	(30,870)

Effect of exchange rate changes on cash and cash equivalents	341	29,265

Net (decrease) in cash and cash equivalents	(98,488)	(6,577)
Beginning cash and cash equivalents	712,902	1,381,097

Ending cash and cash equivalents	$614,414	$1,374,520

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,070	$3,128
Tax paid	-	23,146

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For six months ended June 30,
Cash flows from operating activities	2012	2011
Net (loss)	$(228,631)	$(142,700)
Depreciation and amortization	20,880	12,216
Provision for doubtful accounts	6,012	2,860
Share of investment (income) loss	(4,220)	44,551
Changes in operating assets and liabilities:
Other assets	(33,539)	-
Accounts receivable	10,041	(9,279)
Inventories	(107,288)	(116,589)
Prepaid expenses and other current assets	39,194	196,138
Accounts payable	(44,425)	51,788
Accrued expenses	(18,552)	(25,257)
Receipts in advance and other current liabilities	35,315	16,518
Cash flows provided from (used in) operating activities	(325,213)	30,246

Cash flows from investing activities
Addition to fixed assets	(55,666)	(59,607)
Cash flow (used in) investing activities	(55,666)	(59,607)

Effect of exchange rate changes on cash and cash equivalents	6,215	7,647

Net (decrease) in cash and cash equivalents	(374,664)	(21,714)
Beginning cash and cash equivalents	989,078	1,396,234

Ending cash and cash equivalents	$614,414	$1,374,520

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,200	$6,106
Tax paid	-	23,146

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

Note 3 –Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through June 30, 2012, the Company had not experienced any losses on such deposits.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 –Concentration of Credit Risk (continued)

Accounts receivable include amounts due from customers primarily in the manufacturing industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through June 30, 2012, such losses have been within management’s expectations.

For the six months ended June 30, 2012, products sold to the Company’s largest customer, accounted for approximately 16.26%. Products purchased from the Company’s top two largest suppliers accounted for approximately 36.10% of the total purchases.

As of June 30, 2012, the largest three customers exceeded 50.20% of the total consolidated accounts receivable balance.

Note 4 – Earnings per share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss attributable to common stockholders	$(84,482)	$(117,445)	$(228,631)	$(142,700)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment

	June 30, 2012	December 31, 2011
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$799,131	$797,363
Interest in Anteya’s net income	4,198	40,835
Exchange difference	16,695	(39,067)
Carrying value at the end	820,024	799,131

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	196,087	481,891
Interest in Fin-Core’s net loss	-	(135,200)
Impairment for the year	-	(132,799)
Exchange difference	3,091	(17,805)
Carrying value at the end	199,178	196,087

Cost-method investments – Phocos
At cost	142,038	142,038

	$1,161,240	$1,137,256

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

On July 5, 2010, the Company’s board of directors approved the participation to subscribe in FCC's newly issued shares and maintain the overall equity interest of 20%.  The Company subscribed for 500,000 shares at a consideration of NTD10,000,000 (equivalent of USD 320,000).  The Company adopted the equity method of accounting to the investment in FCC.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of June 30, 2012 and December 31, 2011 and for six months ended June 30, 2012 and 2011 (in US dollars) are as follows:

Balance sheet	June 30, 2012	December 31, 2011

Current assets	$4,809,762	$4,671,187
Non-current assets	1,060,252	1,101,058
Total assets	5,870,014	5,772,245

Current liabilities	2,646,645	2,437,814
Non-current liabilities	930,106	1,097,420
Stockholders’ equity	2,293,263	2,237,011
Total stockholders’ equity and liabilities	$5,870,014	$5,772,245

	Six months ended June 30,
Statement of operation	2012	2011

Net sale	$2,671,781	$3,072,336
Cost of goods sold	(2,062,538)	(2,346,772)
Gross profit	609,243	725,564
Operating and non-operating expenses	(585,076)	(581,169)
Net income	$24,167	$144,395

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2012	December 31, 2011

Finished goods	$928,388	$821,100

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Component of income (loss) before income taxes:
United States	$(63,202)	$(95,896)	$(112,799)	$(138,882)
Foreign	(20,177)	(26,809)	(120,412)	(3,886)
(Loss) before income taxes	$(83,379)	$(122,705)	$(233,211)	$(142,768)

Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	$(1,103)	$5,260	$4,581	$68
Income tax (provision) benefit	$(1,103)	$5,260	$4,581	$68

Note 8 – Accrued expenses

	June 30, 2012	December 31, 2011

Salaries and allowance	$18,783	$19,987
Insurance	-	8,150
Tax payable	-	11,040
Others	11,740	9,898
	$30,523	$49,075

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Bank short term debt

	June 30, 2012	December 31, 2011

Bank loan payable to Taiwan banks	$402,468	$396,223

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 2012 ranges from 3.023% to 3.16% per annum, as of December 31, 2011, interest rate ranges from 2.946% to 3.175% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of a director

Note 10- Geographic Information

Product revenues for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Customers based in:
Europe	$352,873	$567,743	$756,096	$1,210,041
Asia	68,030	46,903	149,118	83,108
United States	187,524	337,379	366,970	471,537
Others	92,508	129,419	139,967	270,431

	$700,935	$1,081,444	$1,412,151	$2,035,117

Note 11 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011

Purchase from Anteya Technology Corp	$589,395	$957,482
Purchase from Fin-Core Corporation	-	91,508
Rent paid to Mr. Wei-Rur Chen	24,278	24,762
Sale to Anteya Technology Corp	-	1,073
Sale to Fin-Core Corporation	-	12,639

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	June 30, 2012	December 31, 2011
Liabilities:
Anteya Technology Corp	$268,716	$298,887

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% and 11.43% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of June 30, 2012.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest.  The effective interest rate is 0.19% and the interest paid to Mr. Chen is $48 for three months ended June 30, 2012.

Note 12 – Commitments

	Six months ended June 30,
	2012	2011

Rent expenses	$61,483	$65,126

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2012 are as follows:

2012 remaining 6 months	53,376
2013	81,549
2014	48,296
2015	41,052
$224,273

Note 13– Subsequent Events

The Company evaluated all events subsequent to June 30, 2012 through the date of the issuance of the financial statements. There are no other significant or material transactions to be reported.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

               Net Sales.  Net  sales decreased to $700,935 for the three months ended June 30, 2012 from $1,081,444 for the three months ended June 30, 2011. The decrease in sales was caused primarily by the world-wide economic down turn.

               Cost of Goods Sold.  Cost of goods sold decreased to $472,310 for the three months ended June 30, 2012 from $843,976 for the three months ended June 30, 2011. The decrease in cost of goods sold was due to a decrease in net sales.

               Gross Profit.  Gross profit decreased to $228,625 (32.62%) for the three months ended June 30, 2012 from $237,468 (21.96%) for the three months ended June 30, 2011. The decrease in gross profit was due to a decrease in net sales.

Gross Profit Percentage.  Gross profit percentage increased to 32.62% for the three months ended June 30, 2012 from 21.96% for the three months ended June 30, 2011. The increase in gross profit percentage was due to the strong US dollar currency against the New Taiwan dollar during the reporting period as well as lower costs for LED components.

               Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $306,211 for the three months ended June 30, 2012 from $269,000 for the three months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily related to increased expenses for trade shows in Europe and USA.

               Research and Development Expenses.  Research and development (R&D) expenses decreased to $26,330 for the three months ended June 30, 2012 from $52,552 for the three months ended June 30, 2011.  The decrease in R&D expenses is due to less product development and certification activities for the reporting period.

               Depreciation and Amortization.  Depreciation and amortization increased to $9,438 for the three months ended June 30, 2012 from $7,766 for the three months ended June 30, 2011 as a result of an increase in fixed assets and patents.

               Interest Expense.  Interest expense decreased to $2,710 for the three months ended June 30, 2012 compared with $2,776 for the three months ended June 30, 2011. The decrease in interest expense was due to a gain on foreign exchange translation.

               Net Income (Loss).  For the three months ended June 30, 2012, we incurred a net loss of $(84,482) as compared to a net loss of $(117,445) for the three months ended June 30, 2011.  The net loss was primarily a result of a decrease in net sales.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

               Net Sales.  Net  sales decreased to $1,412,151 for the six months ended June 30, 2012 from $2,035,117 for the six months ended June 30, 2011. The decrease in sales was caused primarily by the world-wide economic down turn.

               Cost of Goods Sold.  Cost of goods sold decreased to $941,676 for the six months ended June 30, 2012 from $1,486,129 for the six months ended June 30, 2011. The decrease in cost of goods sold was due to a decrease in net sales.

               Gross Profit.  Gross profit decreased to $470,475 (33.32%) for the six months ended June 30, 2012 from $548,988 (26.98%) for the six months ended June 30, 2011. The decrease in gross profit was due to a decrease in net sales.

Gross Profit Percentage.  Gross profit percentage increased to 33.32% for the six months ended June 30, 2012 from 26.98% for the six months ended June 30, 2011. The increase in gross profit percentage was due to a gain on foreign exchange translation and lower costs for LED components.

               Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $634,845 for the six months ended June 30, 2012 from $540,909 for the six months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily related to increased trade show expenses in Europe and USA.

               Research and Development Expenses.  Research and development (R&D) expenses decreased to $52,163 for the six months ended June 30, 2012 from $92,474 for the six months ended June 30, 2011.  The decrease in R&D expenses is due to less product development and certification activities.

               Depreciation and Amortization.  Depreciation and amortization increased to $20,880 for the six months ended June 30, 2012 from $12,216 for the six months ended June 30, 2011 as a result of an increase in fixed assets and patents.

               Interest Expense.  Interest expense increased to $5,888 for the six months ended June 30, 2012 compared with $5,755 for the six months ended June 30, 2011. The increase in interest expense was due to an increase in interest rates.

               Net Income (Loss).  For the six months ended June 30, 2012, we incurred a net loss of $(228,631) as compared to a net loss of $(142,768) for the six months ended June 30, 2011.  The net loss was primarily a result of a decrease in net sales.

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

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2012, net cash  used in operating activities was $(94,248) compared with $(4,972) used in operating activities for the three months ended June 30, 2011.  The cash flow used in operating activities in the three months ended June 30, 2012 was primarily the result of a net loss in operations. The cash flow used in operating activities in the three months ended June 30, 2011 was primarily the result of a net loss and recovery of account receivables.

Net cash provided by (used in) investing activities. During the three months ended June 30, 2012, net cash used in investing activities was $(4,581) compared with $(30,870) used in investing activities for the three months ended June 30, 2011.  The cash flow used in investing activities in the three months ended June 30, 2012 was primarily the result of new tooling for LED lamps. The cash flow used in investing activities in the three months ended June 30, 2011 was primarily the result of new tooling for LED lamps.

Net cash provided by (used in) financing activities. During the three months ended June 30, 2012, net cash provided by financing activities was $0 compared with $0 provided by financing activities for the three months ended June 30, 2011.

Net cash provided by (used in) operating activities.  During the six months ended June 30, 2012, net cash used in operating activities was $(325,213) compared with $30,246 provided by operating activities for the six months ended June 30, 2011.  The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of a net operating loss and an increase in inventory. The cash flow provided by operating activities in the six months ended June 30, 2011 was primarily the result of an increase in advance payments from clients.

Net cash provided by (used in) investing activities. During the six months ended June 30, 2012, net cash used in investing activities was $(55,666) compared with $(59,607) used in investing activities for the six months ended June 30, 2011.  The cash flow used in investing activities in the six months ended June 30, 2012 was primarily the result of tooling for new products. The cash flow used in investing activities in the six months ended June 30, 2011 was primarily the result of tooling for new products.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2012, net cash provided by financing activities was $0 compared with $0 provided by financing activities for the six months ended June 30, 2011.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on February 22, 2012, June 29, 2012, and July 30, 2012, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 22, 2012 to August 22, 2012 (4)	Fixed at 3.023% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 29, 2012 to December 24, 2012 (5)	Fixed at 3.16% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	July 30, 2012 to January 29, 2013 (3)	Fixed at 3.15% per annum.

(1) NTD $3,000,000 is approximately USD $100,197

(2)  NTD $6,000,000 is approximately USD $200,394

(3)  The loan term stated herein initially expired on July 29, 2012 but was extended to January 29, 2013 and the interest rate increased to 3.15% per annum.

(4)  The loan term stated herein initially expired on February 22, 2012 but was extended to August 22, 2012 and the interest rate increased to 3.023% per annum.

(5)  The loan term stated herein initially expired on June 24, 2012 but was extended to December 24, 2012 and the interest rate decreased to 3.16% per annum.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

               None.

(b)          Use of Proceeds.

               Not applicable.

(c)          Purchases by the Issuer and Affiliated Purchasers of Equity Securities.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Mine Safety Disclosures.

               Not applicable.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

                                                                           INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 22, 2012

10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 29, 2012

10.3	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on July 30, 2012

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

**

XBRL Interactive Data Files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors