Form 10-Q
period 2012-09-30
ColorStars Group
filed 2012-11-14
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

SEC File Number: 000-54107
CUSIP Number: 19681Q 10 8

(Check one):	☐ Form 10-K	☐ Form 20-F	☐ Form 11-K	☒Form 10-Q	☐ Form 10-D	☐ Form N-SAR	☐ Form N-CSR

For Period Ended: September 30, 2012

☐  Transition Report on Form 10-K

☐ Transition Report on Form 20-F

☐  Transition Report on Form 11-K

☐  Transition Report on Form 10-Q

☐  Transition Report on Form N-SAR

For the Transition Period Ended: __________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION

ColorStars Group

Full Name of Registrant

Former Name if Applicable

10F, No. 566 Jung Jeng Rd.

Address of Principal Executive Office (Street and Number)

Sindian District, New Taipei City 231 Taiwan, R.O.C.

City, State and Zip Code

PART II -- RULES 12b-25 (b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

	(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

{00270977. }

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Due to a delay by the Registrant in obtaining and compiling information required to be included in the Registrant’s Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”), the Registrant will be unable to file the Form 10-Q within the prescribed time period without incurring unreasonable effort or expense.  The Registrant will file the Form 10-Q on or before the fifth calendar day following the prescribed due date.

PART IV -- OTHER INFORMATION

(1)           Name and telephone number of person to contact in regard to this notification.

Mr. Wei-Rur Chen	949	336-6161
(Name)	(Area Code)	(Telephone Number)

(2)           Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

☒ Yes   ☐  No

(3)           Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☐ Yes   ☒  No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

ColorStars Group

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and CEO