Form 10-Q
period 2012-09-30
ColorStars Group
filed 2012-11-19
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54107

COLORSTARS GROUP

 (Exact name of registrant as specified in its charter)

Nevada	06-1766282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

                                   10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231 Taiwan, R.O.C.

(Address of principal executive offices)

(949) 336-6161

(Registrant’s telephone number, including area code)

     10F, No. 566 Jung Jeng Rd. Sindian City, Taipei County 231 Taiwan, R.O.C.

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2012, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

Assets	September 30, 2012	December 31, 2011
Current assets:
Cash and equivalents	$449,096	$989,078
Accounts receivable, net of allowance for doubtful accounts of $54,620 at September 30, 2012 and $11,624 at December 31, 2011	191,553	299,050
Inventory	877,686	821,100
Prepaid expenses and other current assets	161,090	166,581
Total current assets	1,679,425	2,275,809

Equipment, net of accumulated depreciation	181,436	152,069
Investments	956,128	1,137,256
Guarantee deposits paid	34,106	-
Deferred income tax assets	89,000	89,000
Intangible assets	1,892	4,374
Total assets	$2,941,987	$3,658,508

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$409,277	$396,223
Accounts payable	276,700	464,654
Accrued expenses	28,105	49,075
Loan from stockholder	-	100,000
Receipts in advance and other current liabilities	49,318	13,414
Total current liabilities	763,400	1,023,366

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2012 and December 31, 2011	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	242,463	226,527
Accumulated deficit	(1,243,555)	(771,064)
Total stockholders’ equity	2,178,587	2,635,142

Total liabilities and stockholders’ equity	$2,941,987	$3,658,508

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN US$)

	Three months ended September 30,
	2012	2011

Net sales	$753,672	$958,162
Cost of goods sold	477,779	693,937

Gross profit	275,893	264,225
Operating expenses
Selling, general and administrative	281,915	313,715
Research and development	21,625	(5,708)
Total operating expenses	303,540	308,007

Loss from operations	(27,647)	(43,782)
Other income (expenses)
Interest expense (net)	(2,708)	(3,127)
Share of investee’s operating results (net)	(22,778)	(18,203)
Impairment of investment	(201,698)	-
Gain (loss) on foreign exchange, net	(9,377)	57,078
Other, net	969	1,236

Loss income before income tax	(263,239)	(6,798)
Income tax benefit (expense)	1,452	(18,675)

Net loss	(261,787)	(25,473)
Other comprehensive income (loss), net
Translation adjustment	(24,302)	(159,970)

Comprehensive (loss)	$(286,089)	$(185,443)

Net (loss) attributable to common stockholders	$(261,787)	$(25,473)

Comprehensive (loss ) attributable to common stockholders	$(286,089)	$(185,443)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

 (IN US$)

	For nine months ended September 30,
	2012	2011

Net sales	$2,166,012	$2,997,182
Cost of goods sold	1,400,199	2,180,320

Gross profit	765,813	816,862
Operating expenses
Selling, general and administrative	916,660	821,461
Research and development	73,773	86,631
Total operating expenses	990,433	908,092

(Loss) from operations	(224,620)	(91,230)
Other income (expenses)
Interest expense (net)	(8,596)	(8,882)
Share of investee’s operating results (net)	(18,643)	-
Impairment of investment	(203,242)	-
Gain on disposal of investment	-	(62,744)
Gain (loss) on foreign exchange, net	(28,787)	47,557
Other, net	5,367	1,240

(Loss) before income tax	(478,521)	(114,059)
Income tax benefit (expense)	6,030	(18,656)

Net (loss)	(472,491)	(132,715)
Other comprehensive income (loss), net
Translation adjustment	15,936	(137,987)

Comprehensive income (loss)	$(456,555)	$(270,702)

Net (loss) attributable to common stockholders	$(472,491)	(132,715)

Comprehensive (loss) attributable to common stockholders	$(456,555)	(270,702)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended September 30,
Cash flows from operating activities	2012	2011
Net (loss)	$(261,787)	$(25,473)
Depreciation and amortization	11,279	8,644
Provision for doubtful accounts	35,931	7,096
Share of investment loss	22,778	18,203
Impairment of investment	201,698	-
Changes in operating assets and liabilities:
Other assets	(567)	-
Accounts receivable	55,401	(139,761)
Inventories	50,702	60,770
Prepaid expenses and other current assets	(26,263)	(2,412)
Accounts payable	(143,529)	(58,153)
Accrued expenses	(2,418)	(17,802)
Receipts in advance and other current liabilities	589	(24,239)
Cash flows (used in) operating activities	(56,186)	(173,127)

Cash flows from investing activities
Addition to fixed assets	(942)	(64,593)
Cash flow (used in) investing activities	(942)	(64,593)

Cash flows from financing activities
Loan from/ (repayment to) stockholder	(100,000)	100,000
Cash flow (used in) provided from financing activities	(100,000)	100,000

Effect of exchange rate changes on cash and cash equivalents	(8,190)	(58,280)

Net (decrease) in cash and cash equivalents	(165,318)	(196,000)
Beginning cash and cash equivalents	614,414	1,374,520

Ending cash and cash equivalents	$449,096	$1,178,520

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,974	$3,127
Tax paid	23,484	18,676

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For nine months ended September 30,
Cash flows from operating activities	2012	2011
Net (loss)	$(472,491)	$(132,715)
Depreciation and amortization	34,118	20,867
Provision for doubtful accounts	42,057	9,970
Share of investment loss	18,643	62,744
Impairment of investment	203,242	-
Changes in operating assets and liabilities:
Other assets	(34,106)	-
Accounts receivable	65,442	(149,040)
Inventories	(56,586)	(55,819)
Prepaid expenses and other current assets	12,931	193,726
Accounts payable	(187,954)	(6,365)
Accrued expenses	(20,970)	(43,059)
Receipts in advance and other current liabilities	35,904	(7,721)
Cash flows (used in) operating activities	(359,770)	(107,412)

Cash flows from investing activities
Addition to fixed assets	(56,608)	(124,200)
Cash flow (used in) investing activities	(56,608)	(124,200)

Cash flows from financing activities
Loan from/ (repayment to) stockholder	(100,000)	100,000
Cash flow provided from (used in) financing activities	(100,000)	100,000

Effect of exchange rate changes on cash and cash equivalents	(23,604)	(86,102)

Net (decrease) in cash and cash equivalents	(539,982)	(217,714)
Beginning cash and cash equivalents	989,078	1,396,234

Ending cash and cash equivalents	$449,096	$1,178,520

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,893	$6,106
Tax paid	23,484	23,146

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

Note 2 - Recently Issued Accounting Pronouncements

Balance Sheet the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 in December 2011, Balance sheet – Disclosures about Offsetting Assets and Liabilities.  The new requirements state that entities must disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of the requirements includes derivatives, sales and repurchases agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not expect that the adoption will have a material effect on the consolidated financial statements.

Intangibles—Goodwill and Other in July 2012, the FASB issued ASU 2012-02 which intends to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test is optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 –Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through September 30, 2012, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through September 30, 2012, such losses have been within management’s expectations.

For the nine months ended September 30, 2012, products sold to the Company’s largest customer, accounted for approximately 8.11%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 31.15% of the total purchases.

As of September 30, 2012, the largest three customers exceeded 54.40% of the total consolidated accounts receivable balance.

Note 4 – Earnings per share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Comprehensive (loss)	$(286,089)	$(185,443)	$(456,555)	$(270,702)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment

	September 30, 2012	December 31, 2011
Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$799,131	$797,363
Interest in Anteya’s net (loss) income	(18,890)	40,835
Exchange difference	34,895	(39,067)
Carrying value at the end	815,136	799,131

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	196,087	481,891
Interest in Fin-Core’s net loss	-	(135,200)
Impairment for the year	(114,884)	(132,799)
Exchange difference	6,108	(17,805)
Carrying value at the end	87,311	196,087

Cost-method investments – Phocos
At cost	142,038	142,038
Impairment for the year	(88,357)	-
	53,681	142,038

	$956,128	$1,137,256

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

On July 5, 2010, the Company’s boards of directors approved subscribing to FCC’s newly issued shares and maintaining the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD$10,000,000 (equivalent of USD320,000).  The Company adopted the equity method of accounting to the investment in FCC.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of September 30, 2012 and December 31, 2011 and for nine months ended September 30, 2012 and 2011 (in US dollars) are as follows:

Balance sheet	September 30, 2012	December 31, 2011

Current assets	$4,267,667	$4,671,187
Non-current assets	1,071,424	1,101,058
Total assets	5,339,091	5,772,245

Current liabilities	2,269,569	2,437,814
Non-current liabilities	853,258	1,097,420
Stockholders’ equity	2,216,264	2,237,011
Total stockholders’ equity and liabilities	$5,339,091	$5,772,245

	Nine months ended September 30,
Statement of operation	2012	2011

Net sale	$3,756,783	$4,570,963
Cost of goods sold	(2,912,419)	(3,479,777)
Gross profit	844,364	1,091,186
Operating and non-operating expenses	(934,520)	(862,060)
Net profit (loss)	$(90,156)	$229,126

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2012	December 31, 2011

Finished goods	$877,686	$821,100

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2011 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the local tax authority has assessed the Company’s business income tax return for the year 2011 (inclusive).

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Component of income (loss) before income taxes:
United States	$(143,185)	$(95,896)	$(255,984)	$(201,746)
Foreign	(120,054)	89,098	(222,537)	87,687
(Loss) before income taxes	$(263,239)	$(6,798)	$(478,521)	$(114,059)

Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	$1,452	$(18,675)	$6,030	$(18,656)
Income tax benefit (provision)	$1,452	$(18,675)	$6,030	$(18,656)

Note 8 – Accrued expenses

	September 30, 2012	December 31, 2011

Salaries and allowance	$19,081	$19,987
Insurance	7,610	8,150
Tax payable	-	11,040
Others	1,414	9,898
	$28,105	$49,075

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Bank short term debt

	September 30, 2012	December 31, 2011

Bank loan payable to Taiwan banks	$409,277	$396,223

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 2012 ranges from 3.15% to 3.16% per annum, as of December 31, 2011, interest rate ranges from 2.946% to 3.175% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of a director

Note 10- Geographic Information

Product revenues for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Customers based in:
Europe	$416,516	$406,109	$1,172,745	$1,615,628
Asia	158,180	4,248	307,586	87,258
United States	100,797	206,563	467,671	678,047
Others	78,179	341,242	218,010	616,249

	$753,672	$958,162	$2,166,012	$2,997,182

Note 11 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011

Purchase from Anteya Technology Corp	$916,532	$1,274,608
Purchase from Fin-Core Corporation	-	139,875
Rent paid to Mr. Wei-Rur Chen	36,354	37,095
Sale to Anteya Technology Corp	-	1,072
Sale to Fin-Core Corporation	-	12,647

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	September 30, 2012	December 31, 2011
Liabilities:
Anteya Technology Corp	$188,425	$298,887

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with related party companies, Anteya Technology Corp and Fin-Core Corporation. The Company owns 20% and 11.43% of the outstanding common stock of Anteya Technology Corp and Fin-Core Corporation as of September 30, 2012.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest.  The effective interest rate is 0.19% and the interest paid to Mr. Chen is $35 for three months ended September 30, 2012. On August 2012, the personal loan was paid in full.

Note 12 – Commitments

	Nine months ended September 30,
	2012	2011

Rent expenses	$92,709	$95,510

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2012 are as follows:

2012 remaining 3 months	26,995
2013	82,638
2014	49,113
2015	41,746
$200,492

Note 13– Subsequent Events

The Company evaluated all events subsequent to September 30, 2012 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

               Net Sales.  Net  sales decreased to $753,672 for the three months ended September 30, 2012 from $958,162 for the three months ended September 30, 2011. The decrease in sales was caused primarily by a decrease in demand from the European market and more competition in the global market.

               Cost of Goods Sold.  Cost of goods sold decreased to $477,779 for the three months ended September 30, 2012 from $693,937 for the three months ended September 30, 2011. The decrease in cost of goods sold was due to a decrease in overall sales.

               Gross Profit.  Gross profit increased to $275,893 (36.61%) for the three months ended September 30, 2012 from $264,225 (27.58%) for the three months ended September 30, 2011. The increase in gross profit was due to the Company’s introduction of new product lines with higher gross profit.

Gross Profit Percentage.  Gross profit percentage increased to 36.61% for the three months ended September 30, 2012 from 27.58% for the three months ended September 30, 2011. The increase in gross profit percentage was due to the Company launching new product lines with higher gross margin percentage.

               Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $281,915 for the three months ended September 30, 2012 from $313,715 for the three months ended September 30, 2011. The decrease in selling, general and administrative expenses is primarily related to a decrease in travel and advertisement expenses.

               Research and Development Expenses.  Research and development (R&D) expenses increased to $21,625 for the three months ended September 30, 2012 from $(5,708) for the three months ended September 30, 2011.  The increase in R&D expenses is due to development and certification of new product lines.

               Depreciation and Amortization.  Depreciation and amortization increased to $11,279 for the three months ended September 30, 2012 from $8,644 for the three months ended September 30, 2011 as a result of an increase in tooling as fixed assets.

               Interest Expense.  Interest expense decreased to $2,708 for the three months ended September 30, 2012 compared with $3,127 for the three months ended September 30, 2011. The decrease in interest expense was due to the US dollar appreciating against Taiwan currency where most of the interest paid was in local Taiwan currency.

               Net Income (loss).  For the three months ended September 30, 2012, we incurred a net loss of $(286,089) as compared to a net loss of $(185,443) for the three months ended September 30, 2011.  The net loss was primarily a result of an impairment of investment in Fin-Core and the operating results of Anteya.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

               Net Sales.  Net  sales decreased to $2,166,012 for the nine months ended September 30, 2012 from $2,997,182 for the nine months ended September 30, 2011. The decrease in net sales was caused primarily by a decrease of sales in the European market due to less demand and more competitors.

               Cost of Goods Sold.  Cost of goods sold decreased to $1,400,199 for the nine months ended September 30, 2012 from $2,180,320 for the nine months ended September 30, 2011. The decrease in cost of goods sold was due to a decrease of overall sales.

               Gross Profit.  Gross profit decreased to $765,813 (35.36%) for the nine months ended September 30, 2012 from $816,862 (27.25%) for the nine months ended September 30, 2011. The decrease in gross profit was due to a decrease of overall sales.

Gross Profit Percentage.  Gross profit percentage increased to 35.36% for the nine months ended September 30, 2012 from 27.25% for the nine months ended September 30, 2011. The increase in gross profit percentage was due to the Company launching new product lines with higher gross profit percentage and a reduction of production costs.

               Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $916,660 for the nine months ended September 30, 2012 from $816,862 for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses is primarily related to increased expenses in international trade shows and exhibitions.

               Research and Development Expenses.  Research and development (R&D) expenses decreased to $73,773 for the nine months ended September 30, 2012 from $86,631 for the nine months ended September 30, 2011. The decrease in R&D expenses is due to a decrease of R&D personnel expenses.

               Depreciation and Amortization.  Depreciation and amortization increased to $34,118 for the nine months ended September 30, 2012 from $20,867 for the nine months ended September 30, 2011 as a result of an increase of tooling for production as fixed assets.

               Interest Expense.  Interest expense decreased to $8,596 for the nine months ended September 30, 2012 compared with $8,882 for the nine months ended September 30, 2011. The decrease in interest expense was due to the US dollar appreciating against Taiwan currency where most of the interest paid was in local Taiwan currency.

               Net Income (loss).  For the nine months ended September 30, 2012, we incurred a net loss of $(456,555) as compared to a net loss of $(270,702) for the nine months ended September 30, 2011.  The net loss was primarily a result of operating losses and impairment of investments.

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

Net cash provided by (used in) operating activities.  During the three months ended September 30, 2012, net cash used in operating activities was $(56,186) compared with $(173,127) used in operating activities for the three months ended September 30, 2011.  The cash flow used in operating activities in the three months ended September 30, 2012 was primarily the result of operating losses and accounts payable. The cash flow used in operating activities in the three months ended September 30, 2011 was primarily the result of account receivables, taxes payable, and receipt in advance and other current liabilities.

Net cash provided by (used in) investing activities. During the three months ended September 30, 2012, net cash used in investing activities was $(942) compared with $(64,593) used in investing activities for the three months ended September 30, 2011.  The cash flow used in investing activities in the three months ended September 30, 2012 was primarily the result of added tooling for production. The cash flow used in investing activities in the three months ended September 30, 2011 was primarily the result of added tooling for production.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2012, net cash used in financing activities was $(100,000) compared with $100,000 provided by financing activities for the three months ended September 30, 2011.  The cash flow used in financing activities in the three months ended September 30, 2012 was primarily the result of a repayment to a stockholder loan. The cash flow provided by financing activities in the three months ended September 30, 2011 was primarily the result of a loan from a stockholder.

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2012, net cash used in operating activities was $(359,770) compared with $(107,412) used in operating activities for the nine months ended September 30, 2011.  The cash flow used in operating activities in the nine months ended September 30, 2012 was primarily the result of operating losses and accounts payable. The cash flow used in operating activities in the nine months ended September 30, 2011 was primarily the result of operating losses, accounts receivable, and accrued expenses.

Net cash provided by (used in) investing activities. During the nine months ended September 30, 2012, net cash used in investing activities was $(56,608) compared with $(124,200) used in investing activities for the nine months ended September 30, 2011.  The cash flow used in investing activities in the nine months ended September 30, 2012 was primarily the result of added tooling for production. The cash flow used in investing activities in the nine months ended September 30, 2011 was primarily the result of the addition of fixed assets pertaining to manufacturing tooling.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2012, net cash used in financing activities was $(100,000) compared with $100,000 net cash provided by financing activities for the nine months ended September 30, 2011. The cash flow used in financing activities in the nine months ended September 30, 2012 was primarily the result of the repayment of a stockholder's loan to the Company. The cash flow provided by financing activities in the nine months ended September 30, 2011 was primarily the result of a personal loan granted to the Company from a stockholder.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on August 22, 2012, June 29, 2012, and July 30, 2012, respectively.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	August 22, 2012 to February 22, 2013 (4)	Fixed at 3.16% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 29, 2012 to December 24, 2012 (5)	Fixed at 3.16% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	July 30, 2012 to January 29, 2013 (3)	Fixed at 3.15% per annum.

(1) NTD $3,000,000 is approximately USD $102,401

(2)  NTD $6,000,000 is approximately USD $204,805

(3)  The loan term stated herein initially expired on July 29, 2012 but was extended to January 29, 2013 and the interest rate increased to 3.15% per annum.

(4)  The loan term stated herein initially expired on August 22, 2012 but was extended to February 22, 2013 and the interest rate increased to 3.16% per annum.

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

(c)          Purchases by the Issuer and Affiliated Purchasers of Equity Securities.

               None.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Mine Safety Disclosures.

               Not applicable.

Item 5.  Other Information.

               None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

10.1	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 22, 2012

*10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 29, 2012

*10.3	English Summary Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on July 30, 2012

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Included in previously filed reporting documents.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors