Form 10-Q/A
period 2012-09-30
ColorStars Group
filed 2012-11-20
CIK 1418780

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

{00272197. }

Explanatory Note

ColorStars Group (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (“Form 10-Q”), originally filed with the Securities and Exchange Commission on November 19, 2012, for the sole purpose of furnishing the Interactive Data Files with detailed tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

{00272197. }                                                                  2

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 22, 2012

*10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 29, 2012

*10.3	English Summary Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on July 30, 2012

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Dated: November 20, 2012	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors