Form 10-K
period 2012-12-31
ColorStars Group
filed 2013-04-01
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.

 (Address of Principal Executive Offices)(Zip Code)

(949) 336-6161

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

{00293307.5 }

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

Yes    ☐          No     ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was $76,322,225 (computed by reference to the price at which the registrant’s common stock was last sold).

As of February 27, 2013, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

{00293307.5 }

COLORSTARS GROUP

2012 FORM 10-K ANNUAL REPORT

{00293307.5 }

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

{00293307.5 }

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

On July 7, 2010, ColorStars Taiwan sold 30.4% of its common shares of Fin-Core to Meiloon Industrial Co., Ltd., a publicly traded company on the Taiwan Stock Exchange, for a cash offering of US $429,000.  As a result of this transaction, ColorStars Taiwan owned only 20% of the outstanding common shares of Fin-Core.

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

{00293307.5 }

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

On Aug. 16, 2012, Anteya increased share capital from 5,000,000 shares to 6,500,000 shares. The Company subscribed the shares of 300,000 with nil value. The holding shares of the securities is 1,300,000 with invested cost NTD $27,304,000 (USD $910,492) and percentage of the stock of the investee is 20%. The percentage of shareholding is unchanged.

On Dec. 20, 2012, Fin-Core Corporation decreased its total shares from 7,000,000 to 500,000. The Company’s invested cost and percentage of shareholding are unchanged after shares consolidation. The number of shares of Fin-Core held by the Company is 57,143 shares.  On December 28, 2012, Fin-Core increased its total shares to 1,100,000 shares with new capital injection.  The Company decided to not participate new share subscription and kept the total shares of 57,143.  As a result, on December 31, 2012, the Company's equity interest in Fin-Core decreased to 5.19%. As a result of the consolidation and subsequent increase in outstanding shares, Fin-Core is no longer our subsidiary.

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

Products

Color Stars' current line of products are as follows:

Major Product Lines and Technologies:

Light Sources

1. The AMBY™-A19-WHT dimmable 12-watt A19  LED lamps with an E26/E27 or B22 base feature a new, patented aluminum housing and uniquely shaped patented optical lens that allows for a nearly 360° light distribution.  The lamps are ETL and CE certified, RoHS compliant and LM-79 reports are available. Lighting Facts are also available for the U.S. market. Lumen output is 923 lumens ±10% for daylight white (5000 ±200K) and 801 lumens ±10% for warm-white (2900K ±200K). Non-dimmable 11W AMBY-A19-WHT-U7 models (90~277Vac) are also available. The AMBY-A19-WHT-W-120 now has Energy Star approval.

{00293307.5 }

R5 Series.  The R5 Series LED lamps are a new line of LED lighting products introduced in 2012. The series includes PAR 20, PAR 30 and PAR 38 lamps with a beautiful sleek design, MR16 lamps with a GU5.3 base and a narrow beam angle of 15°, along with beam angles of 30° and 60°, AR111 lamps for existing fixtures, and AR111X lamps with an external driver for new fixtures. Also available is the R5-AR111-GU10-WHT lamp with a GU10 base. The R5-AR111X, R5-AR111-GU10-WHT, and R5-PAR lamps are available in dimmable models that include LEDs with CREE, Nichia, or Taiwan chips. Non-dimmable models with Nichia and Taiwan LEDs are available for the R5-AR111-WHT and R5-PAR lamps.  The R5-MR16-WHT lamps are non-dimmable lamps are available with either CREE or Taiwan LEDs. The dimmable 120V R5-PAR-WHT lamps are ETL certified with LM-79 reports and Lighting Facts available.

The R5-PAR38-WHT lamp won the red dot award for product design for 2012.

2. R5-AR111X-WHT: The 11W~14W R5-AR111X-WHT LED lamps have an external constant current driver and are suitable for new fixtures. The lamps are available with CREE, Nichia, or Taiwan LEDs.

<14W dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 80+; 910 lumens) and daylight white (5200K ±200K; CRI 70+; 1,050 lumens). Beam angles available are 30° and 60°.

<14W dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 720 lumens) and daylight white (5200K ±200K; CRI 71; 1,150 lumens). Beam angles available are 30° and 60°.

11W non-dimmable models with universal voltage (100~277Vac) and Nichia LEDs are available in warm white (3000K ±200K; CRI 60; 800 lumens) and daylight white (5200K ±200K; CRI 83; 920 lumens). Beam angles available are 30° and 60°.

<14W non-dimmable models with universal voltage (100~277Vac) and  CREE LEDs are available in warm white (3000K ±200K; CRI 80+; 910 lumens) and daylight white (5200K ±200K; CRI 70+; 1,050 lumens). Beam angles available are 30° and 60°

<14W non-dimmable models with universal voltage (100~277Vac) and  Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 880 lumens) and daylight white (5200K ±200K; CRI 70+; 1,040 lumens). Beam angles available are 30° and 60°.

3. R5-AR111-WHT: Non-dimmable <12.5W R5-AR111-WHT lamps with a built-in driver, suitable for existing fixtures, are available with LEDs with CREE or Taiwan chips. Beam angles: 30° and 60°.

R5-AR111-WHT (12 VAC/VDC) lamps with CREE LEDs are available in warm white (3000K ±200K; CRI 80+; 680 lumens) and daylight white (5000K ±200K; CRI 70+; 980 lumens). Beam angles available are 30° and 60°.

R5-AR111-WHT-T (12 VAC/VDC) lamps with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 560 lumens) and daylight white (5000K ±200K; CRI 70; 770 lumens). Beam angles available are 30° and 60°.

4. R5-AR111-GU10-WHT: The R5-AR111-GU10-WHT LED lamps are AR111 lamps with a GU10 base.

>12W dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 84; 724 lumens) and daylight white (5200K ±200K; CRI 76; 1,122 lumens). Beam angles available are 30° and 60°.

<13W dimmable models with Nichia LEDs are available in warm white (3000K ±200K; CRI 80; 715 lumens) and daylight white (5200K ±200K; CRI 75; 1,000 lumens). Beam angles available are 30° and 60°.

{00293307.5 }

12W dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 780 lumens) and daylight white (5200K ±200K; CRI 70; 850 lumens). Beam angles available are 30° and 60°.

12.5W non-dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 76; 655 lumens) and daylight white (5200K ±200K; CRI 70; 874 lumens). Beam angles available are 30° and 60°.

5. R5-PAR20-WHT: Dimmable R5-PAR20-WHT lamps are available with CREE, Nichia or Taiwan LEDs. Non-dimmable models with universal voltage 100~277Vac) are available with Nichia or Taiwan LEDs.  The 120V dimmable models are ETL certified. LM-79 is available for the lamps with CREE LEDs. Lighting Facts are available for the 120V lamps with CREE LEDs. The 230V lamps are CE certified and RoHS compliant.

<10W dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 82; 680 lumens) and daylight white (5200K ±200K; CRI 66; 1,000 lumens).  Beam angles available: are 30° and 60°.

<10W dimmable models with Nichia LEDs are available in warm white (3000K ±200K; CRI 80; 670 lumens) and daylight white (5200K ±200K; CRI 75; 810 lumens).  Beam angles available: are 30° and 60°.

<11W dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 674 lumens) and daylight white (5200K ±200K; CRI 70; 750 lumens).  Beam angles available: are 30° and 60°.

Non-dimmable models with universal voltage (100~277Vac) and Nichia or Taiwan LEDs are also available.

<8W non-dimmable models with universal voltage (100~277Vac) and Nichia LEDs are available in warm white (3000K ±200K; CRI 80; 600 lumens) and daylight white (5200K ±200K; CRI 75; 630 lumens). Beam angles available are 30° and 60°.

<8W non-dimmable models with universal voltage (100~277Vac) and Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 600 lumens) and daylight white (5200K ±200K; CRI 70; 630 lumens). Beam angles available are 30° and 60°.

6. R5-PAR30-WHT: Dimmable R5-PAR30-WHT lamps are available with CREE, Nichia or Taiwan LEDs. Non-dimmable models with universal voltage (100~277Vac) are available with Nichia or Taiwan LEDs.  The 120V dimmable models are ETL certified. LM-79 is available for the lamps with CREE LEDs. Lighting Facts are available for the 120V lamps with CREE LEDs. The 230V lamps are CE certified and RoHS compliant. Beam angles available are 30°, 60° and 160° with diffused lens.

>12W dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 84; 724 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 66; 1,122 lumens; beam angles: 30° and 60°).

<13W dimmable models with Nichia LEDs are available in warm white (3000K ±200K; CRI 80; 715 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 75; 1,000 lumens; beam angles: 30° and 60°).

12W dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 780 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 70; 850 lumens; beam angles: 30° and 60°).

<13W dimmable models with Nichia LEDs and a 160° beam angle are available in warm white (3000K ±200K; CRI 80; 778 lumens) and daylight white (5200K ±200K; CRI 87; 760 lumens).

{00293307.5 }

12W non-dimmable models with universal voltage (100~277Vac) and Taiwan LEDs are available in warm white (3000K ±200K; CRI 71; 910 lumens) and daylight white (5200K ±200K; CRI 71; 850 lumens). Beam angles available are 30° and 60°.

Non-dimmable models with universal voltage (100~277Vac) and Nichia LEDs are also available.

7. R5-PAR38-WHT: A red dot award winner: product design 2012, the dimmable 17W R5-PAR38-WHT lamps, are available with LEDs with CREE, Nichia or Taiwan chips. Non-dimmable models with universal voltage (100~277Vac) are available with Nichia and Taiwan LEDs.  The 120V dimmable models are ETL certified. LM-79 is available for the lamps with CREE LEDs. Lighting Facts are available for the 120V lamps with CREE LEDs. The 230V lamps are CE certified and RoHS compliant. Beam angles available are 30°, 60° and 160° with diffused lens.

<17W dimmable models with CREE LEDs are available in warm white (3000K ±200K; CRI 83; 1,030 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 66; 1,460 lumens; beam angles: 30° and 60°).

<16W dimmable models with Nichia LEDs are available in warm white (3000K ±200K; CRI81; 815 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 83; 900 lumens; beam angles: 30° and 60°).

<17W dimmable models with Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 900 lumens; beam angles: 30° and 60°) and daylight white (5200K ±200K; CRI 72; 1,077 lumens; beam angles: 30° and 60°).

<17W dimmable models with Nichia LEDs and a 160° beam angle are available in warm white (3000K ±200K; CRI 81; 1,143 lumens) and daylight white (5200K ±200K; CRI 76; 1,285 lumens).

Non-dimmable models with universal voltage (100~277Vac) and Nichia LEDs are available in warm white (3000K ±200K; CRI 80; <16W) and daylight white (5200K ±200K; CRI 76; <17W). Beam angles available are 30° and 60°.

Non-dimmable models with universal voltage (100~277Vac) and Taiwan LEDs are available in warm white (3000K ±200K; CRI 80; 900 lumens; <16W) and daylight white (5200K ±200K; CRI 72; 1,245 lumens; <17W). Beam angles available are 30° and 60°.

Non-dimmable models with universal voltage (100~277Vac) and Nichia LEDs are also available.

8. R5-MR16-WHT: The 6W R5-MR16-WHT lamps, with a GU5.3 bi-pin base, are available with either CREE or Taiwan LEDs.  Beam angles include a narrow beam angle of 15° as well as 30° and 60°.

Models with CREE LEDs include the R5-MR16-WHT-W (3000K ±200K; CRI 77; 265 lumens) and the R5-MR16-WHT-D (5200K ±200K; CRI 64; 403 lumens).

Models with Taiwan LEDs include the R5-MR16-WHT-W-T (3000K ±200K; CRI 80; 300 lumens) and the R5-MR16-WHT-D-T (5200K ±200K; CRI 66; 377 lumens).

R4S Series. The R4S Series LED lamps are 7W lamps with E27, GU10 and MR16 bases and have up to 42% more lumen output than the R4 Series (see below). The R4S Series lamps can now be produced with either CRI70 or CRI80 chips.  Caution: The R4S Series lamps should not be used in enclosed fixtures.

9. R4S-MR16-WHT: The R4S-MR16-WHT series lamps are 7W MR16 LED lamps with a GU5.3 bi-pin base got open installations. The lumen output has been increased up to 42% over the R4 Series lamps as a result of new chips.  The lamps are dimmable with linear AC transformers.

{00293307.5 }

The lamps are available in warm white (3000K ±200K) and daylight white (5500K ±200K), two beam angles (30°, 45° and 85°) and a color rendering index of CRI 70 or CRI 80.

Specific models with lumen output are as follows: R4S-MR16-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 70; 500 lumens); R4S-MR16-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 70; 420 lumens); R4S-MR16-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 70; 470 lumens); R4S-MR16-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 70; 400 lumens); R4S-MR16-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 80; 420 lumens); R4S-MR16-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 80; 360 lumens); R4S-MR16-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 80; 400 lumens); R4S-MR16-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 80; 340 lumens).

10. R4S-E27-WHT: The R4S-E27-WHT Series lamps are 7W E27 LED lamps with new chips that provide an increase in lumen output of up to 42% over the R4-E27-WHT Series lamps.

The lamps are available in warm white (3000K ±200K) and daylight white (5500K ±200K), two beam angles (30° and 45°) and a color rendering index of CRI 70 or CRI 80.

Specific models with lumen output are as follows: R4S-E27-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 70; 500 lumens); R4S-E27-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 70; 420 lumens); R4S-E27-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 70; 470 lumens); R4S-E27-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 70; 400 lumens); R4S-E27-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 80; 420 lumens); R4S-E27-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 80; 360 lumens); R4S-E27-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 80; 400 lumens); R4S-E27-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 80; 340 lumens).

11. R4S-GU10-WHT: The R4S-GU10-WHT Series lamps are 7W GU10 LED lamps with new chips that provide an increase in lumen output of up to 42% over the R4-GU10-WHT Series lamps.

The lamps are available in warm white (3000K ±200K) and daylight white (5500K ±200K), two beam angles (30° and 45º) and a color rendering index of CRI 70 or CRI 80.

Specific models with lumen output are as follows: R4S-GU10-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 70; 500 lumens); R4S-GU10-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 70; 420 lumens); R4S-GU10-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 70; 470 lumens); R4S-GU10-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 70; 400 lumens); R4S-GU10-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 80; 420 lumens); R4S-GU10-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 80; 360 lumens); R4S-GU10-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 80; 400 lumens); R4S-GU10-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 80; 340 lumens).

The R4 Series LED lamps include (1) 6-watt, 4-chip retrofit lamps (E10~E27, GU10 and MR16 with GU5.3 bi-pin base); (2) 12W and 24W downlights; (3) 8W A19 lamps and (4) an 8W G24 lamp. They are available in warm white and daylight white. Note: The R4-MR16-WHT lamps can be used in semi-enclosed fixtures.

12. R4-MR16-WHT: This 6-watt lamp has a GU5.3 bi-pin base and features a heatsink that allows for high lumen output. It is dimmable with linear AC transformers.  It is available in warm white and daylight white and 5 beam angles: 30°, 45° and 85°. Specific models with beam angles and lumen output are as follows:  R4-MR16-WHT-W-30 (3000k ±200k; 30° and 285 lumens ±10%), R4-MR16-WHT-W-45 (3000k ±200k; 45° and 270 lumens ±10%), R4-MR16-WHT-W-85 (3000k ±200k; 85° and 245 lumens ±10%),  R4-MR16-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-MR16-WHT-D-45 (5500k ±200k; 45° and 330 lumens ±10%), R4-MR16-WHT-D-85 (5500k ±200k; 85° and 260 lumens ±10%). Length: 38mm; Diameter: 49.5mm.

{00293307.5 }

13. R4-GU10-WHT: This 6-watt lamp has a GU10 base and features a new heatsink that allows for higher lumen output. It is available in warm white and daylight white and 5 beam angles: 30°, 45°, and 85°. Specific models with beam angles and lumen output are as follows: R4-GU10-WHT-W-30 (lens) (3000k ±200k; 30° and 285 lumens ±10%), R4-GU10-WHT-W-45 (3000k ±200k; 45° and 270 lumens ±10%), R4-GU10-WHT-W-85 (lens) (2700k ±200k; 85° and 245 lumens ±10%), R4-GU10-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-GU10-WHT-W-45 (5500k ±200k; 45° and 330 lumens ±10%), R4-GU10-WHT-D-85 (5500k ±200k; 85° and 260 lumens ±10%). Length: 46.2mm; Diameter: 49.5mm.

14. R4-E27-WHT: This 6-watt lamp is available in E10, E11, E14, E17, E26 and E27 base and features a new heatsink that allows for higher lumen output. It is available in warm white (3000k ±200k) and daylight white and 5 beam angles: 30°, 45°, and 85°.  Specific models with beam angles and lumen output are as follows: R4-E27-WHT-W-30 (lens) (3000k ±200k; 30° and 285 lumens ±10%), R4-E27-WHT-W-45 (3000k ±200k; 45° and 270 lumens ±10%), R4-E27-WHT-W-85 (lens) (2700k ±200k; 85° and 245 lumens ±10%), R4-E27-WHT-D-30 (5500k ±200k; 30° and 350 lumens ±10%), R4-E27-WHT-W-45 (5500k ±200k; 45° and 330 lumens ±10%), R4-E27-WHT-D-85 (5500k ±200k; 85° and 260 lumens ±10%) Length: 62.1mm; Diagram: 49.5mm.

R4 Single-Color Lamps

R4-MR16 lamps are available in single colors: red, blue, green and amber. There is an MOQ of 250 pcs.

R4-E27 and R4-GU10 lamps are available in red and blue. For green and amber, there is a minimum order quantity of at least 1,000 pcs because the LEDs have to be specially packaged with phosphor.  (Because the color can vary from batch to batch, the order quantity should be sufficient to handle a given project.)

15. R4-DL6-WHT Downlight: The 12W R4-DL6-WHT is a lightweight and thin 6-inch downlight requiring only 10cm of ceiling space.  Equal to 60W incandescent lamps, the lights have a single light source with no dark spots.  Lumen output ranges from 610 lm ±10% for warm-white (3000K ±300K) to 720 lm ±10% for daylight white (5500K ±500K). Beam angle is 150°. Dimmable models are also available. Dimensions: 67 x Ø175mm.

16. R4-DL8-WHT Downlight: The 24W R4-DL8-WHT is a lightweight and thin 8-inch downlight requiring only 10cm of ceiling space.  The lights have a single light source with no dark spots.  Lumen output ranges from 1,220 lm ±10% for warm-white (3000K ±300K; CRI 80) to 1,440 lm ±10% for daylight white (5500K ±500K; CRI 80). Beam angle is 150°. Dimensions: 84 x Ø240mm.

17. R4-DL6-RGB Downlight:  The R4-DL6-RGB is a 12W color-changing RGB lamp with a single light source that results in no dark spot. It has an IR receiver that allows the lamp to be activated by the TRISTAR-IR1627 remote controller as well as a line switch.  It is lightweight and thin, requiring only 10cm of ceiling space.

18. R4-A19-WHT: Two types of LED A19 lamps are available in the R4 Series – the 6W R4-A19-WHT-6U and the 10W R4-A19-WHT-10U.  The 'U' refers to universal voltage (100~240Vac). The R4-A19-WHT-6U lamps are lightweight, only 50g, have a uniform light source and provide the same brightness as a 40W incandescent lamp with up to 85% power savings.

Models are available in daylight white (5500K ±500K; CRI>70; 450 lumens) and warm-white (3000K ±300K; CRI>70; 380 lumens).  The base is E27.

The R4-A19-WHT-10U lamps are lightweight, 75g, have a uniform light source and provide the same brightness as a 60W incandescent lamp with up to 85% power savings. Models are available in daylight white (5500K ±500K; CRI>70; 850 lumens) and warm-white (3000K ±300K; CRI>70; 720 lumens).

The R4-A19-WHT-120 (110Vac; <100mA) and R4-A19-WHT-230 (220Vac; <50mA) lamps are dimmable with a TRIAC dimmer.  Models are available in daylight white (5500K ±500K; CRI>70; 850 lumens) and warm-white (3000K ±300K; CRI>70; 720 lumens).

{00293307.5 }

Dimmable and non-dimmable models of the R4-A19-WHT-10 are also available with CRI80.  Dimmable models are available in daylight white (5500K ±500K; CRI>80; 720 lumens) and warm-white (3000K ±300K; CRI>80; 610 lumens).

Non-dimmable models are available in daylight white (5500K ±500K; CRI>80; 720 lumens) and warm-white (3000K ±300K; CRI>80; 610 lumens).

The R4-A19-WHT-10U and the dimmable lamps are available with an E26, E27 or B22 base.

19. R4-G24-WHT-8:  The R4-G24-WHT-8 is an 8W G24 lamp with CREE or Taiwan LEDs. It has a beam angle of 270° and a rotary angle.  With CREE LEDs it is available in daylight-white (5300K ±300K; CRI >70; 550 lumens ±10%) and warm-white (3000K ±300K; CRI >80; 500 lumens ±10%). With Taiwan LEDs it is available in daylight-white (5300K ±300K; CRI >70) and warm-white (3000K ±300K; CRI >80).

20. R3-MR16-WHT: The 5W R3-MR16-WHT lamp can be used in enclosed fixtures.  The 5-watt MR16 LED lamp has a GU5.3 bi-pin base.  It is dimmable with AC linear transformers.  Specific models with beam angles and lumen output are as follows:  R3-MR16-WHT-W-30 (3000k ±200k; 30° and 250 lumens ±10%), R3-MR16-WHT-W-45 (3000k ±200k; 45° and 235 lumens ±10%), R3-MR16-WHT-D-30 (5500k ±200k; 30° and 300 lumens ±10%), R3-MR16-WHT-D-45 (5500k ±200k; 45° and 285 lumens ±10%). Length: 38mm; Diameter: 49.5mm.

21. R1-MR16-WHT:  The R1-MR16-WHT LED lamps are economical 4-watt MR16 lamps with a GU5.3 bi-pin base. They are available in daylight white (5500k ±200K; CRI 70) and warm-white (3000K ±200K; CRI 70). Lumen output and beam angles are as follows: R1-MR16-WHT-30 (WHT-D: 250 lm ±10%; WHT-W: 200 lm ±10%; Beam angle: 30°) and the R1-MR16-WHT-45 (WHT-D: 240 lm ±10%; WHT-W: 190 lm ±10%; Beam angle: 45°)

22. COZY-A19-WHT: The COZY-A19-WHT Series are dimmable 5W weatherproof lamps with an IP65 rating for outdoor use. The lamps feature the same patented optical lens design as the AMBY-A19-WHT that provides nearly a 360° light distribution. Dimmable with TRIAC dimmers, the lamps are available in warm white (3000K ±200K; CRI 83; 290 lm ±10%; power factor: 0.94) and daylight white (5000K ±200K; CRI 82; 322 lm ±10%; power factor 0.92).

23. CANDLE Series.  The 3W CANDLE-E12-WHT-110/220 and CANDLE-E14-WHT-110/220 lamps are lightweight (31g), candelabra LED lamps available in CANDLE (CA) and CRYSTAL (CR) models. Lumen output is as follows:  CANDLE-E12/E14-WHT-D-110/220-CA (5500K ±500K) 200 lumens; CANDLE-E12/E14-WHT-D-110/220-CR (5500K ±500K) 170 lumens; CANDLE-E12/E14-WHT-W-110/220-CA (3000K ±300K) 170 lumens; CANDLE-E12/E14-WHT-W-110/220-CR (3000K ±300K) 140 lumens;

24. TRISTAR®-IR1627 Remote Controllers: These provide a remote control function and are available in a large (L) or small (S) size. The remote can activate four color-changing patterns, 16 single colors and four color-intensity levels.

Other Light Sources:

25. AQUA™-RGB Series: The AQUA™-RGB Series are lamps with an IP68 rating for underwater applications. The AQUA™-RGB-60 is a 24V, 60-watt, IP68 rated RGB lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60°  beam angle.

The AQUA™-RGB-30 and the AQUA™-RGB-15 are 12V 30-watt and 15-watt lamps respectively.

{00293307.5 }

26. AQUA™-WHT Series: The AQUA™-WHT Series are lamps with an IP68 rating for underwater applications. The AQUA™-WHT-60 is a 24V, 60-watt, IP68 rated lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60°  beam angle and a lumen output of 4,200~4,800 lumens. The AQUA™-WHT-30 is a 12V, 30-watt, IP68 rated lamp suitable for pool lighting.  This 63.5mm (dia.) x 95 mm (H) lamp has a 60°  beam angle and a lumen output of 2,100~2,400 lumens.  The AQUA™-WHT-15 is a 12V, 15-watt, IP68 rated lamp suitable for pool lighting.  This 50mm (dia.) x 65mm (H) lamp has a 60°  beam angle and a lumen output of 1,050~1,200 lumens. Color temperatures available are warm white (3300K ±100K) and daylight white (5500K ±250K). The lamps come with a 5-meter cable and mounting brackets.

27. BOBBY™-AR111-RGB-40-DMX.  The BOBBY™-AR111-RGB-40-DMX is a 24-watt AR111 RGB color-changing spot light with a 40° beam angle together with the CCD350-DMX-24 – 350mA Constant Current Driver (24VDC, 24W Max.; with auto DMX address setting).

28. EZSTAR™-RGB LED Modules: EZSTAR™-RGB LED modules are suitable for cabinet, accent and cove lighting and are available in 10 cm and 30 cm lengths.  EZSTAR™-RGB waterproof models with an IP67 protection rating are available.

29. EZSTAR™-Single-Color LED Modules: EZSTAR™-Single-Color LED modules are suitable for cabinet, accent and cove lighting and are available in red, green, blue and amber, plus warm white (2900k ±100k) and daylight white (5500k), and in lengths of 15 cm and 30 cm.  EZSTAR™--WHT waterproof models with an IP67 protection rating are available.

30. HIGH-BAY Series: This series of LED high-bay lamps are available in 120W, 150W and 180W models with either an E39 and E40 base, a foundation base (with UL and ETL approval), a ring and bare wires, or a foundation base with a ring and bare wires.  They are available with CREE, Nichia or local Taiwan LED chips. The lamps are lightweight and easily installed and have an automatic protection shut-off when the temperature rises above 105° C. The 180W models outperform 450W metal halide bulbs. The high-bay lamps are suitable for factories, warehouses, auditoriums and convention centers.

The HB-F-WHT-XXX lamps with stand are now UL and ETL certified.

The lamps are available with either a diffused lens to reduce glare or a transparent lens for maximum lumen output.  The following lumen output figures are based on lamps with the transparent lens.

HB-XXX-WHT-120: 120W high-bay lamps with Nichia chips (CRI 80) and a lumen output of 11,500 lumens.

HB-XXX-WHT-150: 150W high-bay lamps with Nichia chips (CRI 80) and a lumen output of 14,500 lumens.

HB-XXX-WHT-180: 180W high-bay lamp with Nichia chips (CRI 80) and a lumen output of 17,200 lumens.

HB-XXX-WHT-120: 120W high-bay lamps with CREE chips (CRI 80) and a lumen output of 9,600 lumens.

HB-XXX-WHT-150: 150W high-bay lamps with CREE chips (CRI 80) and a lumen output of 13,200 lumens.

HB-XXX-WHT-180: 180W high-bay lamp with CREE chips (CRI 80) and a lumen output of 14,200 lumens.

{00293307.5 }

HB-XXX-WHT-120-T: 120W high-bay lamps with Taiwan chips (CRI 70) and a lumen output of 9,200 lumens.

HB-XXX-WHT-150-T: 150W high-bay lamps with Taiwan chips (CRI 70) and a lumen output of 11,500 lumens.

HB-XXX-WHT-180-T: 180W high-bay lamp with Taiwan chips (CRI 70) and a lumen output of 13,800 lumens.

The High-Bay Series are also available in waterproof models with IP65 protection factor.

31. HIGH-BAY with DMX dimming:  Now available are the HB-F-WHT-D-120-DMX and the HB-F-WHT-D-150-DMX that can be controlled by the iDIMMER-DMX.  The lamps come with the iDRIVER-DMX that communicates with the controller for DMX dimming. The lamps are available with either CREE, Nichia or local Taiwan chips.  Multiple lamps can be connected for zone dimming.

32. LOW-BAY Series.  60W and 90W low-bay LED lamps with an E40 base or a ring with bare wires are available with CREE or Nichia LEDs.  The 60W LB-XXX-WHT-60 LED lamp with Nichia chips (5500K ±200K) has 5,700 lumens and a CRI of 70.  The 90W LB-XXX-WHT-90 LED lamp with Nichia chips (5500K ±200K) has 8,600 lumens and a color rendering index of 70.

The 60W LB-XXX-WHT-60 LED lamp with CREE chips (5500K ±200K) has 5,230 lumens and a CRI of 70.  The 90W LB-XXX-WHT-90 LED lamp with CREE chips (5500K ±200K) has 7,850 lumens and a CRI of 70.

33. LUXMAN™-12 Commercial Flood Light: The 30-watt LUXMAN™-12 commercial flood light has 12 x 2.5-watt LEDs and a lumen output of 1,600 lumens for warm white and 1,680 lumens for daylight white.  It is suitable for gas station, parking lot, entryway or lobby lighting.

34. LUXMAN™- WHT Wall Washer Series.  LUXMAN™-WHT Wall Washers with an IP67 rating are now available in both warm white and daylight white. Models include the 30-watt LUXMAN™-12-WHT (1,600 lumens for warm white and 1,680 lumens for daylight white), the 40-watt LUXMAN™-16-WHT (2,130 lumens for warm white and 2,240 lumens for daylight white), the 60-watt LUXMAN™-24-WHT (3,200 lumens for warm white and 3,360 lumens for daylight white) and the 90-watt LUXMAN™-36-WHT (4,800 lumens for warm white and 5,040 lumens for daylight white).

35. LUXMAN™-SL V2.0 Series Street Lights: The LUXMAN™-SL V2.0 Series LED Street Lights with 2.5W LEDs are IP67 rated and provide lighting for streets, alleys, courtyards, parks and walkways. Ten models are available: the LUXMAN™-SL-3x4 (30 watts; 2,4000 lumens), LUXMAN™-SL-3x5 (37 watts; 2,960 lumens), LUXMAN™-SL-3x6 (45 watts; 3,600 lumens), LUXMAN™-SL-3x7 (52 watts; 4,160 lumens), LUXMAN™-SL-6x3 (45 watts; 3,600 lumens), LUXMAN™-SL-6x4 (60 watts; 4,800 lumens), LUXMAN™-SL-6x6 (90 watts; 7,200 lumens), LUXMAN™-SL-6x8 (120 watts; 9,600 lumens), LUXMAN™-SL-6x10 (150 watts; 12,000 lumens) and LUXMAN™-SL-6x12 (180 watts; 14,400 lumens).

36. LUXMAN™-SL V2.2 Series Street Lights: The LUXMAN™-SL V2.2 Series LED Street Lights feature new heatsinks allowing for higher 3.3W LEDs.  They are IP67 rated and provide lighting for streets, alleys, courtyards, parks and walkways. Four models are available: the LUXMAN™-SL-6x5 (100 watts; 8,000 lumens), LUXMAN™-SL-6x6 (120 watts; 9,600 lumens), LUXMAN™-SL-6x8 (160 watts; 11,200 lumens) and the LUXMAN™-SL-6x10 (200 watts; 12,800 lumens).

37. SunSumLite.  The SunSumLite is a 1W solar-powered LED lamp with 90~100 lumens and an optional mobile phone charger.  It can be used as a flashlight or as a light-source while camping or in rural areas in developing countries with minimal electrical power.  The SumSumLite comes with a solar module for charging. There are three light settings that provide continuous lighting for periods of 4 hours (high), 10 hours (medium) and 200 hours (low).

{00293307.5 }

38. STARSTREAM™24 Single-Color Light Strips: The STARSTREAM™24 Single-Color light strip is a 24VDC flexible strip available in warm white (3000k) and daylight white (5000k), red, green, blue and amber. The maximum usable length of the single-color light strips is 30 meters.

39. STARSTRIP™-24-RGB Light Strips: The STARSTRIP™-24-RGB light strips are 24V color-changing light strips with 14 x SMD RGB LED in each 30 cm length of rigid aluminum alloy. Each 30 cm length has a power consumption of 3.4 watts. They are available in lengths of 32, 62, 92 and 122 cm.  Waterproof models with an IP67 protecting rating are also now available.

40. STARSTRIP™-24 Single-Color Light Strips: The STARSTRIP™-24-WHT light strips are 24V light strips with 16 x SMD single-color LED in each 30 cm length of rigid aluminum alloy. Each 30 cm of length has 5 watts of power consumption and a lumen output of 180 lumens.  They are available in warm white (3300k) and daylight white (5000k). They are available in lengths of 32, 62, 92 and 122 cm.  Waterproof models with an IP67 protection rating are also now available.

41. T5™.  The T5™ is a 24V strip light 58 cm in length with 21 LEDs x 0.4W for a total of 8.4 watts. Available in both warm white (3000k) and daylight white (6000k), the T5™ is ideal for office lighting, cabinet lighting or other small area lighting.  Up to four T5™ light strips can be connected together.

42. TB600 LED Ceiling Panels: These 40W T-bar 60x60 LED light panels are ultra-thin (10 mm) and feature a uniform light source with no hot spot and no stacking shadow.  They are ideal for offices, conference rooms, hotels, factories or other commercial lighting applications.

The panels are available in warm white (3000K ±300K; CRI 80; 3,000 lumens) and daylight white (5500K ±500K; CRI 80; 3000 lumens). Non-dimmable, dimmable and CCT changing (2700K~5500K) models are available.

43. TRISTAR-T8 Series:  The TRISTAR-T8 Series are 60cm (10W) and 120cm (20W) T8 tubes with diffused lens. These LED T8 replacements are available in either daylight-white (5000~5500K) or warm-white (2600~3300K).  Lumen output for the 60cm models are 800 lumens for daylight-white and 650 lumens for warm-white.  Lumen output for the 120cm models are 1,800 lumens for daylight-white and 1,500 lumens for warm-white.

44. ZZ-BRIGHT™-WHT Channel Letter LEDs: ZZ-BRIGHT™ channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting and indirect lighting. The ZZ-BRIGHT™-215-WHT has 2 high-brightness SMD-type LEDs on each PCB and the ZZ-BRIGHT™-415-WHT has 4 high-brightness SMD-type LEDs on each PCB.  Both models have a constant current regulating IC to provide the same level of brightness, protect against power surges and extend the lifetime of the LEDs. The PCBs have a water resistant coating that prevents water from entering the PCB and causing corrosion. They are available in warm white (3200k), daylight white (4000k) and cool white (6500k), as well as red, blue, green and amber.

45. ZZ-BRIGHT™ -RGB Channel Letter LEDs: ZZ-BRIGHT™-RGB channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting, indicating lighting and indirect lighting.  Each PCB has 3 SMD-type RGB LEDs. Operating voltage is 12V, maximum power consumption is 1.7W per foot (15.2 cm) and the beam angle is 120º.

DMX Drivers

1. CCD-DMX-150: The CCD-DMX-150 is a 3-channel high-power LED DMX driver with an auto-addressing system that detects an ID automatically.  It receives DMX512 signals and outputs PWM signals in order to control gray scales and produce vibrant colors. It can be used with 350mA constant current RGB devices with a Vled of 10V~20V.

{00293307.5 }

Bluetooth Portable Speaker

1.  Bbox3 – The Bbox3 is a portable, Bluetooth speaker that can be used with any smartphone, tablet or other suitable 3C device.

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

As described in further detail in the Significant Business Transactions Overview paragraph under the Description of Business section, we own 5.19% of the outstanding common shares of Fin-Core. Fin-Core produces the BOBBY series of LED lamps for us. Additionally, Fin-Core develops high quality thermal management technology which is an integral part of LED lighting applications.

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

{00293307.5 }

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry. Our largest supplier accounted for approximately 59.51% of total purchases by the Company in 2012.

Customers

We sell our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience.  We also distribute our LED lighting to lighting engineers engaged in specific lighting projects.  We do not sell our products directly to end-users. Our largest customer accounted for approximately 8.07% of the total revenue in 2012.

Product Research and Development

We are engaged in the research and development of a variety of products to extend our lines of consumer and professional lighting products. Among these products are A19 LED light bulbs, LED down light fixtures, and LED spot lights for commercial and residential applications.  During the past two fiscal years, we spent approximately $59,198 in 2011 and $106,984 in 2012 on research and development.

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

{00293307.5 }

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

Our principal competitors are Revolution Lighting Technologies, Inv. (RVLT) and Lighting Science Group (LSCG) in U.S.A., Philips (PHG), and Osram in Europe, and Toshiba, and Panasonic in Japan.  We also expect increased competition from major traditional lighting companies such as General Electric (GE), Westinghouse, and Acuity Brands (AYI) who have or are developing LED lighting products.

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

{00293307.5 }

Intellectual Property

(a)	Patents.

We have been issued patents for “high power LED color bulb with infrared remote function” in Taiwan, UK, Germany, France, and the USA.  This patent covers the technology in the TriStar series of RGB lamp. We designed a new line of the R5 series of LED lamps in 2011.  All of the associated safety marks and certificates were granted for the R5s for their sales into the North American European markets.  A total of 3 different patents were awarded around the new R5 series of lamps in various countries.  The R5-PAR38 lamp was also awarded with the reputable Red Dot Award in Germany.  We would expect the new R5 to replace the old BOBBY lines.

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

{00293307.5 }

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

Federal Environment Minister, John Baird, announced in April 2007 a plan to ban the sale of inefficient light bulbs by 2012. According to Mr. Baird, Canada will save $3 to $4 billion Canadian dollars over the lifetime of the new bulbs. These efforts have largely been delayed until Jan. 1, 2014, when it will become illegal to import incandescent lighting across the country.

Cuba

Cuba exchanged all incandescent light bulbs for CFL’s and banned the sale and import of them in 2005.

{00293307.5 }

Venezuela

Venezuela phased out incandescent light bulbs in 2005.

Asia

China

China will ban sales of incandescent bulbs that use 100 watts or more of power starting Oct. 1, 2012, the official Xinhua News Agency reported. The ban will be expanded to cover any bulbs that use more than 60 watts in 2014 and to 15 watts in 2016.

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

{00293307.5 }

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

{00293307.5 }

Employees

As of February 27, 2013, we had a total of 11 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

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

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of NTD $120,000 (USD $4,133.51) per month (NTD $1,440,000 (USD $49,602.15) annually).  The initial lease term for the agreement was from November 2005 to November 2010.  The lease was extended for another five (5) years to November 2015.  This office is the main operational office in Taiwan with the address of 10F, No. 566 and 568 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.

On June 14, 2009, we signed a two (2) year lease agreement which expired in June 2011.  The leased property is located at 1 Technology Dr., Suite F-213, Irvine, California 92618, where the property is used as a general office and for the warehousing of inventory.  Lease payments are USD $2,859 per month (USD $34,308 annually). On April 8, 2011, we renewed the lease under the same material terms with a new expiration date of June 30, 2013.  Lease payments for the term in 2013 are USD $17,154.

On September 1, 2011, we signed a two (2) year lease agreement at a consideration of NTD $60,000 (USD $2,066.76) per month (NTD $720,000 (USD $24,801.08) annually).  This property is used as a warehouse and shipping area with the address of 9F, No. 566 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.  The lease term ends on August 31, 2013, resulting in total lease payments of NTD $480,000 (USD $16,534.05) for the 2013 term.

{00293307.5 }

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTC Bulletin Board under the symbol “CSTU” as of December 8, 2012. The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High		Low

Year Ended December 31, 2012
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$2.50		$2.50

Security Holders

As of February 27, 2013, there were 339 record holders of 67,448,890 shares of our Common Stock.

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

{00293307.5 }

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

{00293307.5 }

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

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2012, net cash used in operating activities was $(479,759) compared with $(286,218) used in operating activities for the fiscal year ended December 31, 2011. The cash flow used in operating activities in the fiscal year ended December 31, 2012 was primarily the result of increased spending in trade shows, advertisement, research and development, and certification of new products. The cash flow used in operating activities in the fiscal year ended December 31, 2011 was primarily the result of the Company incurring a net loss, an increase of account receivables, and a decrease in account payables.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2012, net cash used in investing activities was $(67,505) compared with $(132,631) used in investing activities for the fiscal year ended December 31, 2011.  The cash flow used in investing activities in the fiscal year ended December 31, 2012 was primarily the result of constructing a new showroom and conference room at the Taipei headquarter office. The cash flow used in investing activities in the fiscal year ended December 31, 2011 was primarily the result of additional fixed assets in the form of toolings for new product production.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2012, net cash used in financing activities was $(100,000) compared with $100,000 provide by financing activities for the fiscal year ended December 31, 2011.  The cash flow used in financing activities in the fiscal year ended December 31, 2012 was primarily the result of repayment of the personal loan from the Company’s Chairman. The cash flow provided by financing activities in the fiscal year ended December 31, 2011 was primarily the result of a personal loan from the chairman of the board.

We currently anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on February 8, 2013, December 24, 2012, and January 29, 2013, respectively. The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 8, 2013 to August 8, 2013 (4)	Fixed at 3.146% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	December 24, 2012 to June 24, 2013 (5)	Fixed at 3.166% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 29, 2013 to July 29, 2013 (3)	Fixed at 3.146% per annum.

{00293307.5 }

(1) NTD $3,000,000 is approximately USD $103,337.81

(2) NTD $6,000,000 is approximately USD $206,675.62

(3) The loan term stated herein initially expired on January 29, 2013 but was extended to July 29, 2013 and the interest rate decreased to 3.146% per annum.

(4) The loan term stated herein initially expired on February 22, 2013 but was extended to August 8, 2013, and the interest rate decreased to 3.146% per annum.

(5) The loan term stated herein initially expired on December 24, 2012 but was extended to June 24, 2013 and the interest rate increased to 3.166% per annum.

Additionally, on July 20, 2011, our Chairman, Mr. Wei-Rur Chen, provided a personal loan to the Company in an amount equal to One Hundred Thousand and No/100 Dollars (US $100,000). We did not enter into a loan agreement with Mr. Chen. The personal loan was unsecured, repayable on demand and interest bearing at Applicable Federal Short-Term rates in effect from time to time.  The loan was paid in full in August, 2012.

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2012 to Fiscal Year Ended December 31, 2011

Net Sales.  Net sales decreased to $2,736,466 for the year ended December 31, 2012 from $3,812,652 for the year ended December 31, 2011. The decrease in sales was due to decrease of demand from the European market and more competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $1,883,714 for the year ended December 31, 2012 from $2,728,433 for the year ended December 31, 2011. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit.  Gross profit decreased to $852,752 for the year ended December 31, 2012 from $1,084,219 for the year ended December 31, 2011. The decrease was due to decrease in overall sales. However, the Company’s gross margin increased to 31.16% for the year ended December 31, 2012 compared to 28.43% for the year ended December 31, 2011. The increase of gross margin was due to higher profit margins from the sale of some new product lines including the R5 series.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $1,226,243 for the year ended December 31, 2012 from $1,200,103 for the year ended December 31, 2011. The increase in selling, general and administrative expenses was primarily related to increase of trade shows and advertisement.

Research and Development.  R&D expense increased to $106,984 for the year ended December 31, 2012 from $59,198 for the year ended December 31, 2011. The increase in research and development was primarily related to the development cost of the R5 and AMBY series of lamps in 2012.

{00293307.5 }

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion increased to $46,257 for the year ended December 31, 2012 from $33,660 for the year ended December 31, 2011, mainly due to increased fixed assets from construction of the new show room and conference room in Taipei head office.

Interest Expense.  Interest expense increased to $12,109 for the year ended December 31, 2012 compared with $11,756 for the year ended December 31, 2011. The increase in interest expense was due to increase in interest rate for borrowing.

Net Income (loss).  For the year ended December 31, 2012, we incurred a net loss of $(1,230,964) as compared to a net loss of $(303,636) for the year ended December 31, 2011. The net loss was primarily a result of impairment of long-term investment in Anteya and Fin-Core and decrease in overall sales.

ColorStars products are sold in over 35 different countries around the world.

Product revenues for the fiscal year ended December 31, 2012 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,420,653	51.91%
Asia	$458,297	16.75%
USA	$557,428	20.37%
Others	$300,268	10.97%
Total	$2,736,466	100%

Product revenues for the fiscal year ended December 31, 2011 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,961,320	51.44%
Asia	$417,000	10.94%
USA	$888,058	23.29%
Others	$546,274	14.33%
Total	$3,812,652	100%

Our revenue reported in fiscal year 2012 and 2011 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2012 and 2011 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

Inflation

We do not believe that inflation in the cost of our raw materials has had in the past or will have in the future any significant negative impact on our operations. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

{00293307.5 }

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2012:

		Less than						After
Contractual Obligation	Total	1 Year		1-3 Years		3-5 Years		5 Years

Short-term debt Obligations(1)	$413,351	$413,351	$		$		$
Notes Payable(2)
Due to Stockholder(3)
Non-current debt(4)
Operating Leases(5)	175,054	83,290		91,764

Total contractual cash obligations	$588,405	$496,641		$91,764	$		$

(1)	Short-term debt obligations: Short-term loans from local banks.

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

{00293307.5 }

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

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

{00293307.5 }

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of ColorStars Group:

I have audited the consolidated balance sheets of ColorStars Group as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ColorStars Group as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

_________________________________

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 25, 2013

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31,

Assets

	2012	2011

Current assets:
Cash and equivalents	$406,100	$989,078
Accounts receivable, net of allowance for doubtful accounts of $42,227 and $11,624 at December 31, 2012 and 2011	189,468	299,050
Inventory	802,848	821,100
Prepaid expenses and other current assets	124,104	166,581

Total current assets	1,522,520	2,275,809

Equipment, net of accumulated depreciation	181,945	152,069
Investments	479,026	1,137,256
Deferred income tax	89,000	89,000
Intangible assets	1,272	4,374

Total assets	$2,273,763	$3,658,508

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	413,351	396,223
Accounts payable	305,855	464,654
Accrued expenses	27,578	49,075
Loan from stockholder	-	100,000
Receipts in advance and other current liabilities	16,606	13,414

Total current liabilities	763,390	1,023,366

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2012 and 2011	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	332,722	226,527
Accumulated deficit	(2,002,028)	(771,064)

Total stockholders’ equity	1,510,373	2,635,142

Total liabilities and stockholders’ equity	$2,273,763	$3,658,508

The accompanying notes are an integral part of the financial statements.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

 (IN US$)

	For the years ended December 31,

	2012	2011

Net sales	$2,736,466	$3,812,652

Cost of goods sold

	1,883,714	2,728,433

Gross profit	852,752	1,084,219

Operating expenses

Selling, general and administrative	1,226,243	1,200,103
Research and development	106,984	59,198

Total operating expenses	1,333,227	1,259,301

Loss from operations

	(480,475)	(175,082)

Other income (expenses)

Interest expense (net)	(12,109)	(11,756)
Share of investee’s operating results (net)	(40,648)	(97,209)
Impairment of investment	(671,094)	(136,803)
Gain (loss) on foreign exchange, net	(44,088)	45,254
Other, net	11,242	5,070

Loss before income tax

	(1,237,172)	(370,526)
Income tax benefit	6,208	66,890

Net loss

	(1,230,964)	(303,636)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(1,230,964)	(303,636)
Other comprehensive loss:
Foreign currency translation, net of taxes	106,195	(115,214)

Comprehensive loss

	$(1,124,769)	$(418,850)

The accompanying notes are an integral part of the financial statements.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2010	67,448,890	$67,449	$3,112,230	$(467,428)	$341,741	$3,053,992
Foreign currency translation	-	-	-	-	(115,214)	(115,214)
Net loss	-	-	-	(303,636)	-	(303,636)

Balance, December 31, 2011	67,448,890	$67,449	$3,112,230	$(771,064)	$226,527	$2,635,142
Foreign currency translation	-	-	-	-	106,195	106,195
Net loss	-	-	-	(1,230,964)	-	(1,230,964)

Balance, December 31, 2012	67,448,890	$67,449	$3,112,230	$(2,002,028)	$332,722	$1,510,373

  The accompanying notes are an integral part of the financial statements

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

For the years ended December 31,

	2012	2011

Cash flows from operating activities

Net loss	$(1,230,964)	$(303,636)
Depreciation and amortization	46,257	33,660
Provision for doubtful accounts	32,641	12,694
Share of investment loss (profit)	40,648	97,210
Impairment of investment	671,094	132,799
Changes in operating assets and liabilities:
Accounts receivable	76,941	(96,215)
Inventories	18,251	(32,382)
Deferred income tax	-	(89,000)
Prepaid expenses and other current assets	42,477	104,436
Accounts payable	(158,799)	(118,643)
Accrued expenses	(21,497)	(24,842)
Receipts in advance and other current liabilities	3,192	(2,299)

Cash flows (used in) operating activities	(479,759)	(286,218)

Cash flows from investing activities

Addition to fixed assets	(67,505)	(132,631)

Cash flow (used in) investing activities	(67,505)	(132,631)

Cash flows from financing activities

Loan from (paid to) stockholder	(100,000)	100,000

Cash flow (used in) provided from financing activities	(100,000)	100,000

Effect of exchange rate changes on cash and cash equivalents	64,286	(88,307)

Net (decrease) in cash and cash equivalents	(582,978)	(407,156)
Beginning cash and cash equivalents	989,078	1,396,234

Ending cash and cash equivalents	$406,100	$989,078

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$12,608	$12,319
Income taxes	24,645	43,638

The accompanying notes are an integral part of the financial statements.

{00293307.5 }

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

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

Basis of Presentation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary.  All significant inter-company transactions and balances have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate continuation of the Company as a going concern.

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

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $42,227 and $11,624 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2012 and 2011, the allowance for obsolete inventory was $115,102 and $39,005 respectively.

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

At December 31, 2012 and 2011, the Company has investments stated at cost and investments accounted for under the equity method of accounting.

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

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2012, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2012, such losses have been within management’s expectations.

In fiscal years 2012, products sold to the Company’s largest customer, accounted for approximately 8.07% of the total revenue for fiscal year 2012. Products purchased from the Company’s largest suppliers, Anteya Technology Corp, accounted for approximately 59.51% of the total purchases for fiscal year 2012.

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

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

The calculation of net income per common share attributable to the Company is presented in Note 4.

Shipping and Handling Costs - Shipping and handling costs incurred by the Company for the delivery of products to customers are included in selling, general and administrative expenses.

Advertising Costs - Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses.

Research and development costs — Research and development costs are expensed as incurred.

Note 3 - Recently Issued Accounting Pronouncements

Balance Sheet – In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Board concluded that the scope clarification alleviates issues that have arisen in implementing Update 2011-11, while providing users of financial statements with the needed comparable information. The requirements are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not expect that the adoption will have a material effect on the consolidated financial statements.

Comprehensive Income – Effective June 16, 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income, requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate but consecutive statements of net income and other comprehensive income. This ASU does not change the items that must be reported in comprehensive income, how these items are measured, or when these items must be classified to net income. We have formally adopted this guidance during fiscal 2012 and presented the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) in a single continuous statement on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss).

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income. This ASU is effective for the first quarter of 2013.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	2012	2011

Net (loss) income attributable to common stockholders	$(1,230,964)	$(303,636)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 5 – Long term investment

	2012	2011

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$799,131	$797,363
Interest in Anteya’s net income	-	40,835
Impairment for the year	(378,173)	-
Exchange difference	4,387	(39,067)

Carrying value at the end	425,345	799,131

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	196,087	481,891
Interest in Fin-Core’s net loss up to Oct 2011	-	(135,200)
Impairment for the year	(204,563)	(132,799)
Exchange difference	8,476	(17,805)

Carrying value at the end	-	196,087

Cost-method investments – Phocos AG
At cost	142,038	142,038
Impairment for the year	(88,357)	-

Carrying value at the end	53,681	142,038

	$479,026	$1,137,256

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  Accordingly, the Company adopted the equity method of accounting with respect to the investment in Anteya.  There were 200,000 bonus shares issued in 2011 to the Company. The equity interest held by the Company remains unchanged.

On August 16, 2012, Anteya increased share capital from 5,000,000 shares to 6,500,000 shares. The Company subscribed the shares of 300,000 with nil value. The holding shares of the securities is 1,300,000 with invested cost NTD27,304,000 and percentage of the stock of the investee is 20%. The percentage of shareholding is unchanged.

On July 5, 2010, the Company’s board of directors approved the sale of 30.4% equity (or 456,000 shares) in Fin-Core Corporation (FCC) to a third party at the consideration of NTD13,680,000 (equivalent to USD429,000).  After the disposal, the equity interest of the Company in FCC decreased from 50.4% to 20%.

On July 5, 2010, the Company’s board of directors approved the participation in subscribing FCC's newly issued shares and maintain the overall equity interest of 20%.  The Company subscribed 500,000 shares at consideration of NTD10,000,000 (equivalent of USD320,000).  The Company adopted the equity method of accounting to the investment in FCC.

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

On December 20, 2012, the total shares of Fin-Core Corporation was decreased from 7,000,000 to 500,000. The invested cost and percentage of shareholding are unchanged after shares consolidation. The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at December 31, 2012.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. for the year ended December 31, 2012 and 2011 (in US dollars) are as follows:

Balance sheet	2012	2011

Current assets	$4,634,083	$4,671,187
Non-current assets	730,201	1,101,058

Total assets	5,364,284	5,772,245

Current liabilities	2,475,513	2,437,814
Non-current liabilities	762,048	1,097,420
Stockholders’ equity	2,126,723	2,237,011

Total stockholders’ equity and liabilities	$5,364,284	$5,772,245

Statement of operation	2012	2011

Net sale	$4,820,371	$6,130,555
Cost of goods sold	(3,795,011)	(4,695,958)

Gross profit	1,025,360	1,434,597
Operating and non-operating expenses	(1,225,526)	(1,224,267)

Net profit (loss)	$(200,166)	$210,330

Note 6 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	2012	2011

Finished goods	$802,848	$821,100

Note 7 – Intangible Assets

	2012	2011
Intangible assets:
Amortizable intangible assets	$42,580	$42,382
Accumulated amortization	(41,308)	(38,008)

Total	$1,272	$4,374

Identifiable intangible assets, which are subject to amortization, consist primarily of patents and trademark. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2012	2011

Plant and equipment:
Machinery equipment	$177,369	$144,496
Transportation equipment	16,879	16,179
Office equipment	145,280	100,895
Other	242	232
Total cost	339,770	261,802

Accumulated depreciation:
Machinery equipment	63,483	38,465
Transportation equipment	10,783	7,640
Office equipment	83,317	63,396
Other	242	232
Total accumulated depreciation	157,825	109,733

Plant and equipment – net	$181,945	$152,069

Depreciation was $43,026 and $27,893 for the years ended December 31, 2012 and 2011 respectively.

Note 9 – Income taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2012 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2012 (inclusive).

The income tax provision information is provided as follows:

	2012	2011
Component of income (loss) before income taxes:
United States	$(315,254)	$(256,458)
Foreign	(921,918)	(114,068)
Income (loss) before income taxes	(1,237,172)	(370,526)

Provision for income taxes
U.S. federal	-	89,000
State and local	(800)	(800)
Foreign	7,008	(21,310)
Income tax benefit	6,208	66,890

Current	6,208	(22,110)
Deferred	-	89,000
	6,208	66,890

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Federal income taxes at applicable statutory rates	$(433,010)	$(129,684)
Adjustment resulting from the tax effect of:
Foreign tax rate differential	92,191	11,407
Change in valuation allowance	288,457	760
Foreign taxation adjustment	58,570	49,040
Others	-	1,587

	6,208	66,890

As of December 31, 2012, there was gross U.S. federal net operating loss carry forwards of approximately $570,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2032.

Note 10 – Accrued expenses

	2012	2011

Salaries and allowance	$16,351	$19,987
Insurance	7,138	8,150
Tax payable	-	11,040
Others	4,089	9,898

	$27,578	$49,075

Note 11 - Bank short term debt

	2012	2011

Bank loan payable to Taiwan banks	$413,351	$396,223

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 2012 ranges from 3.15% to 3.166% per annum, as of December 31, 2011, interest rate ranges from 2.946% to 3.175% per annum.  The short term debt is secured by:

  personal guarantee from a director
  the realty property of spouse of a director

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Geographic Information

Product revenues for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Customers based in:
Europe	$1,420,653	$1,961,320
Asia	458,297	417,000
United States	557,248	888,058
Others	300,268	546,274

	$2,736,466	$3,812,652

Note 13 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2012 and 2011:

	2012	2011

Purchase from Anteya Technology Corp	$1,125,062	$1,614,844
Rent paid to Mr. Wei-Rur Chen	48,703	48,980
Sale to Anteya Technology Corp	-	1,061

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	2012	2011
Liabilities:
Anteya Technology Corp	$148,798	$298,887

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of December 31, 2012.  All transactions were at market-based prices.

The stockholder, Mr. Wei-Rur Chen, provided a personal loan of USD$100,000 to the company.  The personal loan is unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest.  The effective interest rate is 0.19% and the interest paid to Mr. Chen is $161 for the year ended December 31, 2012. On August 2012, the personal loan was paid in full.

{00293307.5 }

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments

	2012	2011

Rent expenses	$124,024	$125,857

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2012 are as follows:

2013	83,290
2014	49,602
2015	42,162

$175,054

Note 15– Subsequent Events

The Company evaluated all events subsequent to December 31, 2012 through the date of the issuance of the financial statements and concluded that there are no other significant or material transactions to be reported.

{00293307.5 }

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

{00293307.5 }

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

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

NAME	AGE	OFFICES HELD

Wei Rur Chen	52	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	57	Director

Mei-Ying Chiu	60	Secretary and Director

WEI RUR CHEN, age 52, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 57 has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

{00293307.5 }

MEI-YING (EASTER) CHIU, age 60, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

The business address for each of our officers and directors is 10F, No. 566 JungJeng Rd., Sindian City, Taipei County 231, Taiwan, R.O.C.

Our bylaws authorize no less than one (1) and no more than seven (7) directors.  We currently have three (3) Directors.

Family Relationships.

Mrs. Tsui-Ling Lee, an owner of 11.86% of our common stock, is the spouse of our Chairman of the Board and CEO, Mr. Wei-Rur Chen.

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2010, 2011 and 2012 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

{00293307.5 }

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

{00293307.5 }

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen-- CEO, President and CFO (1)	2012 2011 2010	$24,000 $20,000 $20,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$24,000 $20,000 $20,000
Mei-Ying (Easter) Chiu--Secretary and Director	2012 2011 2010	$40,000 $40,000 $40,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$40,000 $40,000 $40,000

(1) As the Company was not profitable in 2012, Mr. Chen accepted a reduced salary.

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of February 27, 2013 by:

•       all persons who are beneficial owners of five percent (5%) or more of our common stock;

•       each of our directors;

•       each of our executive officers; and

•       all current directors and executive officers as a group.

{00293307.5 }

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of February 27, 2013.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1st Road Sindian District, New Taipei City 231,Taiwan, R.O.C.	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Mark Amersey and Nitin Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	2,734,600	4.05%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,076,050	6.04%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan, R.O.C.	Shareholder	2,119,096	3.14%
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65%

{00293307.5 }

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had two related person transactions during 2012, both with Mr. Wei-Rur Chen.  Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During 2012, the Company paid USD $48,703 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

Mr. Wei-Rur Chen also provided a personal loan of USD $100,000 to the company, which reflects the highest amount of principal owed during 2012. The personal loan was unsecured, repayable on demand and interest bearing at applicable federal short-term rate in effect for each day on outstanding loan principal and unpaid accrued interest. The effective interest rate is 0.19% and the interest paid to Mr. Chen is $161 for the year ended December 31, 2012. In August 2012, the personal loan was paid in full.  The Company paid a total of $100,161 during 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$39,000	$39,000
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees paid to auditor	$39,000	$39,000

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2012 and 2011.

{00293307.5 }

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

(c)	Not applicable.

{00293307.5 }

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	Employment Agreement entered into between ColorStars Group and Wei-Rur Chen on March 1, 2007.

*10.2	Employment Agreement entered into between ColorStars Group and Wei-Rur Chen on March 1, 2012.

10.3	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 8, 2013

10.4	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on December 24, 2012

10.5	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2013

10.6	Lease Agreement for property located at 10F, No. 566 and 568 Jungjeng Road, Sindian City, Taipei County, Taiwan 231

10.7	Lease Agreement for property located at 1 Technology Dr., Suite F-213, Irvine, California 92618

10.8	Lease Agreement for property located at 9F, No. 566 Jungjeng Road, Sindian City, Taipei County, Taiwan 231

23.1	Auditor Consent

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit	Description

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

ColorStars Group

Dated: April 1, 2013	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	April 1 , 2013
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	April 1, 2013
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	April 1, 2013
Mei-Ying Chiu