Form 10-Q
period 2013-03-31
ColorStars Group
filed 2013-05-15
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54107

COLORSTARS GROUP

 (Exact name of registrant as specified in its charter)

Nevada	06-1766282
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10F, No. 566 Jung Jeng Rd. Sindian City, New Taipei City 231, Taiwan, R.O.C.

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

As of May 7, 2013, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	March 31, 2013	December 31, 2012

Assets

Current assets:
Cash and equivalents	$259,496	$406,100
Accounts receivable, net of allowance for doubtful accounts of $43,497 at March 31, 2013 and $42,227 at December 31, 2012	172,391	189,468
Inventory	784,612	802,848
Prepaid expenses and other current assets	118,981	124,104

Total current assets	1,335,480	1,522,520

Equipment, net of accumulated depreciation	166,281	181,945
Investments	346,324	479,026
Deferred income tax assets	89,000	89,000
Intangible assets	797	1,272

Total assets	$1,937,882	$2,273,763

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$401,728	$413,351
Accounts payable	169,120	305,855
Accrued expenses	35,542	27,578
Receipts in advance and other current liabilities	26,213	16,606

Total current liabilities	632,603	763,390

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2013 and December 31, 2012	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	264,118	332,722
Accumulated deficit	(2,138,518)	(2,002,028)

Total stockholders’ equity	1,305,279	1,510,373

Total liabilities and stockholders’ equity	$1,937,882	$2,273,763

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended March 31,

	2013	2012

Net sales	$456,867	$711,214

Cost of goods sold

	283,725	482,603

Gross profit	173,142	228,611

Operating expenses

Selling, general and administrative	215,514	328,596
Research and development	15,704	25,833

Total operating expenses	231,218	354,429

Loss from operations

	(58,076)	(125,818)

Other income (expenses)

Interest expense (net)	(3,263)	(3,178)
Share of investee’s operating results (net)	(104,106)	(10,268)
Gain (loss) on foreign exchange, net	35,378	(26,035)
Other, net	1,401	2,330

Loss before income tax

	(128,666)	(162,969)
Income tax benefit (expense)	(7,824)	5,677

Net loss

	(136,490)	(157,292)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(136,490)	(157,292)
Other comprehensive loss:
Foreign currency translation, net of taxes	(68,604)	72,137

Comprehensive loss

	$(205,094)	$(85,155)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For three months ended March 31,

	2013	2012

Cash flows from operating activities

Net (loss)	$(136,490)	$(157,292)

Depreciation and amortization

	11,303	11,442

Provision for doubtful accounts

	2,489	4,216

Share of investment loss

	132,702	10,268

Changes in operating assets and liabilities:

Accounts receivable	14,589	19,947
Inventories	18,237	(96,087)
Prepaid expenses and other current assets	5,123	27,266
Accounts payable	(136,735)	(39,879)
Accrued expenses	7,963	(19,410)
Receipts in advance and other current liabilities	9,607	(4,579)

Cash flows (used in) operating activities	(71,212)	(244,108)

Cash flows from investing activities

Addition to fixed assets	-	(51,085)

Cash flows (used in) investing activities	-	(51,085)

Effect of exchange rate changes on cash and cash equivalents	(75,392)	19,017

Net (decrease) in cash and cash equivalents	(146,604)	(276,176)
Beginning cash and cash equivalents	406,100	989,078

Ending cash and cash equivalents	$259,496	$712,902

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$3,262	$3,130
Tax paid	$7,824	-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Nature of Business – Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc.- was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc.

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

Basis of Presentation - The accompanying unaudited consolidated financial statements of ColorStars Group and Color Stars Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2013 and 2012 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Recent Adopted Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for the Company beginning in the first quarter of 2013. The adoption of ASU 2013-02 only impacted disclosure requirements and did not have any effect on the operating results or the financial condition.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Recently Issued Accounting Pronouncements

Foreign Currency Matters – Effective December 15, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, Foreign Currency Matters. The parent entity is required to release any related cumulative translation adjustment into net income when the entity ceases to have a controlling financial interest in a subsidiary or group of assets. A pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment.

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through March 31, 2013, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through March 31, 2013, such losses have been within management’s expectations.

For the three months ended March 31, 2013, products sold to the Company’s largest customer, accounted for approximately 10.79%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 81.41% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended Mar 31,
	2013	2012

Net loss attributable to common stockholders	$(136,490)	$(157,292)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2012	$332,722
Foreign currency translation, net of taxes	(68,604)

Balance, March 31, 2013	264,118

Balance, December 31, 2011	226,527
Foreign currency translation, net of taxes	72,137

Balance, March 31, 2012	$298,664

Note 7 - Long Term Investments

	March 31, 2013	December 31, 2012

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$425,345	$799,131
Share of associate’s loss	(102,794)	(378,173)
Exchange difference	(29,908)	4,387

Carrying value at the end	292,643	425,345

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	196,087
Impairment for the year	-	(204,563)
Exchange difference	-	8,476

Carrying value at the end	-	-

Cost-method investments – Phocos
At cost	53,681	142,038
Impairment for the year	-	(88,357)

Carrying value at the end	53,681	53,681

	$346,324	$479,026

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investments (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at March 31, 2013 and December 31, 2012.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.  Investment in Phocos AG is stated at cost.

The unaudited financial information of Anteya Technology Corp. as of March 31, 2013 and December 31, 2012 and for three months ended March 31, 2013 and 2012 (in US dollars) are as follows:

Balance sheet	March 31, 2013	December 31, 2012

Current assets	$3,884,495	$4,634,083
Non-current assets	912,385	730,201

Total assets	$4,796,880	$5,364,284

Current liabilities	$2,349,914	$2,475,513
Non-current liabilities	650,175	762,048
Stockholders’ equity	1,796,791	2,126,723

Total stockholders’ equity and liabilities	$4,796,880	$5,364,284

	Three months ended March 31,
Statement of operation	2013	2012

Net sale	$686,140	$1,087,950
Cost of goods sold	(591,635)	(865,817)

Gross profit	94,505	222,133
Operating and non-operating expenses	(306,337)	(270,413)

Net profit	$(211,832)	$(48,280)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2013	December 31, 2012

Finished goods	$784,612	$802,848

Note 9 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2013 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2013 (inclusive).

The income tax provision information is provided as follows:

	Three months ended March 31,
	2013	2012
Component of income (loss) before income taxes:
United States	$(56,312)	$(49,598)
Foreign	(72,354)	(113,371)

Income (loss) before income taxes	$(128,666)	$(162,969)

Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$(7,824)	$5,677

Income tax benefit (expense)	$(7,824)	$5,677

Note 10 - Accrued Expenses

	March 31, 2013	December 31, 2012

Salaries and allowance	$15,874	$16,351
Insurance	6,218	7,138
Tax payable	5,386	-
Others	8,064	4,089

	$35,542	$27,578

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Bank Short Term Debt

	March 31, 2013	December 31, 2012

Bank loan payable to Taiwan banks	$401,728	$413,351

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2013 ranges from 3.146% to 3.166% per annum, as of December 31, 2012, interest rate ranges from 3.15% to 3.166% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 12 - Geographic Information

Product revenues for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended Mar 31,
	2013	2012
Customers based in:
Europe	$224,963	$403,166
Asia	71,005	81,072
United States	55,329	179,466
Others	105,570	47,510

	$456,867	$711,214

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012

Purchase from Anteya Technology Corp	$193,692	$270,628
Rent paid to Mr. Wei-Rur Chen	12,206	12,125

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2013	December 31, 2012
Liabilities:
Anteya Technology Corp	$124,015	$148,798

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of March 31, 2013.  All transactions were at market-based prices.

Note 14 - Commitments

	Three months ended March 31,
	2013	2012

Rent expenses	$31,427	$95,510

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2013 are as follows:

2013	$54,776
2014	48,207
2015	40,976

$143,959

Note 15 - Subsequent Events

The Company evaluated all events subsequent to March 31, 2013 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Net Sales.  Net  sales decreased to $456,687 for the three months ended March 31, 2013, from $711,214 for the three months ended March 31, 2012. The decrease in sales was caused primarily by a decrease in demand from European and U.S. markets and more competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $283,725 for the three months ended March 31, 2013, from $482,603 for the three months ended March 31, 2012. The decrease in cost of goods sold was due to a decrease in overall sales.

Gross Profit.  Gross profit decreased to $173,142 (37.91%) for the three months ended March 31, 2013, from $228,611 (32.14%) for the three months ended March 31, 2012. The decrease in gross profit was due to a decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage increased to 37.91% for the three months ended March 31, 2013, from 32.14% for the three months ended March 31, 2012. The increase in gross profit percentage was due to higher profit margins from the sale of new product lines, including the R5 series.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $215,514 for the three months ended March 31, 2013, from $328,596 for the three months ended March 31, 2012.  The decrease in selling, general and administrative expenses is primarily related to a decrease in trade shows and advertisement.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $15,704 for the three months ended March 31, 2013, from $25,833 for the three months ended March 31, 2012.  The decrease in R&D expenses is due to completing the development and certification of the R5 and AMBY series of lamps in 2012.

Depreciation and Amortization.  Depreciation and amortization decreased to $11,303 for the three months ended March 31, 2013, from $11,442 for the three months ended March 31, 2012 as a result of minimal changes in the depreciable assets of the Company over the periods.

Interest Expense.  Interest expense increased to $3,263 for the three months ended March 31, 2013, compared with $3,178 for the three months ended March 31, 2012. The increase in interest expense was due to higher interest rates on short-term loans.

Net Income (loss).  For the three months ended March 31, 2013, we incurred a net loss of $(136,490) as compared to a net loss of $(157,292) for the three months ended March 31, 2012.  The net loss was primarily a result of decrease in overall sales.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2013, net cash used in operating activities was $(71,212) compared with $(244,108) used in operating activities for the three months ended March 31, 2012.  The cash flow used in operating activities in the three months ended March 31, 2013 was primarily the result of decrease in net loss, prepaid expenses, and accrued expenses, and increase in share of investment loss, inventory, and accounts payable.  The cash flow used in operating activities in the three months ended March 31, 2012 was primarily the result of increase of net loss and inventory, and decrease of accounts payable.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2013, investing activities of the Company was $Nil compared with $(51,085) used in investing activities for the three months ended March 31, 2012.  The cash flow used in investing activities in the three months ended March 31, 2012 was primarily the result of investment of tooling for new products and show room construction.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2013, net cash used in financing activities was $3,262 compared with $3,130 used in financing activities for the three months ended March 31, 2012.  The cash flow used in financing activities in the three months ended March 31, 2013 was primarily the result of interest paid for bank loans. The cash flow used in financing activities in the three months ended March 31, 2012 was primarily the result of interest paid for bank loans.

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

(1) NTD $3,000,000 is approximately USD $100,432 as of March 31, 2013

(2) NTD $6,000,000 is approximately USD $200,864 as of March 31, 2013

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended March 31, 2013, the Company paid USD $12,206 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.  Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

(c)          Purchases by the Issuer and Affiliated Purchasers of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 8, 2013

*10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on December 24, 2012

*10.3	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit	Description

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Dated: May 15, 2013	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors