Form 10-Q
period 2013-06-30
ColorStars Group
filed 2013-08-19
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(951) 279-6300

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

As of June 30, 2013, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	June 30, 2013	December 31, 2012

Assets

Current assets:
Cash and equivalents	$307,260	$406,100
Accounts receivable, net of allowance for doubtful accounts of $66,487 at June 30, 2013 and $42,227 at December 31, 2012	155,906	189,468
Inventory	788,488	802,848
Prepaid expenses and other current assets	133,476	124,104

Total current assets	1,385,130	1,522,520

Equipment, net of accumulated depreciation	155,461	181,945
Investments	307,870	479,026
Deferred income tax assets	89,000	89,000
Intangible assets	549	1,272

Total assets

	$1,938,010	$2,273,763

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$400,454	$413,351
Accounts payable	239,152	305,855
Accrued expenses	33,319	27,578
Receipts in advance and other current liabilities	12,078	16,606

Total current liabilities	685,003	763,390

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at June 30, 2013 and December 31, 2012	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	268,123	332,722
Accumulated deficit	(2,194,795)	(2,002,028)

Total stockholders’ equity	1,253,007	1,510,373

Total liabilities and stockholders’ equity	$1,938,010	$2,273,763

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended June 30,

	2013	2012

Net sales	$479,484	$700,935

Cost of goods sold

	326,569	472,310

Gross profit	152,915	228,625

Operating expenses

Selling, general and administrative	251,507	306,211
Research and development	15,453	26,330

Total operating expenses	266,960	332,541

Loss from operations

	(114,045)	(103,916)

Other income (expenses)

Interest expense (net)	(2,821)	(2,710)
Share of investee’s operating results (net)	18,248	14,517
Gain (loss) on foreign exchange, net	(10,039)	6,661
Gain disposal of investment	52,159	-
Other, net	4,541	2,069

Loss before income tax

	(51,957)	(83,379)
Income tax benefit (expense)	2,123	(1,103)

Net loss

	(49,834)	(84,482)
Other comprehensive income (loss), net

Translation adjustment

	4,005	-

Total comprehensive loss

	$(45,829)	$(84,482)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Gain on disposal of investment
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Six months ended June 30,

	2013	2012

Net sales	$936,493	$1,412,151

Cost of goods sold

	616,162	941,676

Gross profit	320,331	470,475

Operating expenses

Selling, general and administrative	468,266	634,845
Research and development	31,155	52,163

Total operating expenses	499,421	687,008

Loss from operations

	(179,090)	(216,533)

Other income (expenses)

Interest expense (net)	(6,081)	(5,888)
Share of investee’s operating results (net)	(85,122)	4,220
Gain (loss) on foreign exchange, net	25,066	(19,411)
Gain on disposal of investment	52,159	-
Other, net	5,942	4,400

Loss before income tax

	(187,126)	(233,212)
Income tax benefit (expense)	(5,641)	4,581

Net loss

	$(192,767)	$(228,631)
Other comprehensive income (loss), net

Translation adjustment

	(64,598)	40,239

Total comprehensive loss

	$(257,365)	$(188,392)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For three months ended June 30,

	2013	2012

Cash flows from operating activities

Net (loss)	$(49,834)	$(84,482)

Depreciation and amortization

	10,402	9,438

Gain on disposal of investment

	(52,159)	-

Provision for doubtful accounts

	23,340	1,796

Share of investment loss

	(18,248)	(14,488)

Changes in operating assets and liabilities:

Other assets

	-	(33,539)
Accounts receivable	(6,855)	(9,906)
Inventories	(3,876)	(11,201)
Prepaid expenses and other current assets	(14,495)	11,928
Accounts payable	70,032	(4,546)
Accrued expenses	(2,223)	858
Receipts in advance and other current liabilities	(14,135)	39,894

Cash flows (used in) operating activities	(58,051)	(94,248)

Cash flows from investing activities

Addition to fixed assets	-	(4,581)
Proceed from sales of investment	105,840	-

Cash flows provided from (used in) investing activities	105,840	(4,581)

Effect of exchange rate changes on cash and cash equivalents	(25)	341

Net increase (decrease) in cash and cash equivalents	47,764	(98,488)
Beginning cash and cash equivalents	259,496	712,902

Ending cash and cash equivalents	$307,260	$614,414

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$2,935	$3,070
Tax paid	-	-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For six months ended June 30,

	2013	2012

Cash flows from operating activities

Net (loss)	$(192,767)	$(228,631)

Depreciation and amortization

	21,890	20,880

Gain on disposal of investment

	(52,159)	-

Provision for doubtful accounts

	25,829	6,012

Share of investment loss

	85,121	(4,220)

Changes in operating assets and liabilities:

Other assets

	-	(33,539)
Accounts receivable	7,734	10,041
Inventories	14,361	(107,288)
Prepaid expenses and other current assets	(9,372)	39,194
Accounts payable	(66,703)	(44,425)
Accrued expenses	5,740	(18,552)
Receipts in advance and other current liabilities	(4,528)	35,315

Cash flows (used in) operating activities	(164,854)	(325,213)

Cash flows from investing activities

Addition to fixed assets	-	(55,666)
Proceed from sale of investment	105,840	-

Cash flows provided from (used in) investing activities	105,840	(55,666)

Effect of exchange rate changes on cash and cash equivalents	(39,826)	6,215

Net (decrease) in cash and cash equivalents	(98,840)	(374,664)
Beginning cash and cash equivalents	406,100	989,078

Ending cash and cash equivalents	$307,260	$614,414

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	6,197	$6,200
Tax paid	5,641	-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the six months ended June 30, 2013 and 2012 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Recent Adopted Accounting Pronouncements

Income tax - In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through June 30, 2013, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through June 30, 2013, such losses have been within management’s expectations.

For the six months ended June 30, 2013, products sold to the Company’s largest customer, accounted for approximately 18.61%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 82.99% of the total purchases.

Note 4 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss attributable to common stockholders	$(49,834)	$(84,482)	$(192,767)	$(228,631)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2012	$332,722
Foreign currency translation, net of taxes	(68,604)

Balance, March 31, 2013	264,118

Foreign currency translation, net of taxes	4,005

Balance, June 30, 2013	$268,123

Note 6 - Long Term Investments

	June 30, 2013	December 31, 2012

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$425,345	$799,131
Share of associate’s loss	(85,122)	(378,173)
Exchange difference	(32,353)	4,387

Carrying value at the end	307,870	425,345

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	196,087
Impairment for the year	-	(204,563)
Exchange difference	-	8,476

Carrying value at the end	-	-

Cost-method investments – Phocos
At cost	53,681	142,038
Impairment for the year	-	(88,357)
Disposal	(53,681)	-

Carrying value at the end	-	53,681

Net value	$307,870	$479,026

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Investments (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at June 30, 2013 and December 31, 2012.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO84,000 or USD105,840. The sale of the investment resulted in a USD52,159 gain.

The unaudited financial information of Anteya Technology Corp. as of June 30, 2013 and December 31, 2012 and for six months ended June, 2013 and 2012 (in US dollars) are as follows:

Balance sheet	June 30, 2013	December 31, 2012

Current assets	$4,039,195	$4,634,083
Non-current assets	856,569	730,201

Total assets	4,895,764	5,364,284

Current liabilities	2,703,231	2,475,513
Non-current liabilities	553,619	762,048
Stockholders’ equity	1,638,914	2,126,723

Total stockholders’ equity and liabilities	4,895,764	$5,364,284

	Six months ended June 30,
Statement of operation	2013	2012

Net sale	$1,547,428	$2,671,781
Cost of goods sold	(1,340,105)	(2,062,538)

Gross profit	207,323	609,243
Operating and non-operating expenses	(571,562)	(585,076)

Net profit (loss)	$(364,239)	$24,167

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2013	December 31, 2012

Finished goods	$788,488	$802,848

Note 8 - Income Taxes

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Loss before provision for
income taxes	$(51,957)	$(83,379)	$(187,126)	$(233,212)

(Provision) for income taxes	$2,123	$(1,103)	$(5,641)	$4,581

Note 9 - Accrued Expenses

	June 30, 2013	December 31, 2012

Salaries and allowance	$13,763	$16,351
Insurance	6,198	7,138
Tax payable	5,945	-
Others	7,413	4,089

	$33,319	$27,578

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Bank Short Term Debt

	June 30, 2013	December 31, 2012

Bank loan payable to Taiwan banks	$400,454	$413,351

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 30, 2013 is 3.146% per annum, as of December 31, 2012, interest rate ranges from 3.15% to 3.166% per annum.  The short term debt is secured by:

1.      personal guarantee from directors

2.      the realty property of spouse of directors

Note 11 - Geographic Information

Product revenues for the six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Customers based in:
Europe	$258,934	$352,873	$482,542	$756,096
Asia	72,339	68,030	177,274	149,118
United States	117,812	187,524	198,481	366,970
Others	33,231	92,508	78,196	139,967

	$482,316	$700,935	$936,493	$1,412,151

Note 12 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended June 30, 2013 and 2012:

	Six months ended March 31,
	2013	2012

Purchase from Anteya Technology Corp	$395,992	$589,395
Rent paid to Mr. Wei-Rur Chen	24,264	24,278

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	June 30, 2013	December 31, 2012
Liabilities:
Anteya Technology Corp	$162,543	$148,798

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of June 30, 2013.  All transactions were at market-based prices.

Note 13 - Commitments

	Six months ended June 30,
	2013	2012

Rent expenses	$62,626	$61,483

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2013 are as follows:

2013	28,032
2014	48,055
2015	40,846

$116,933

Note 14 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2013 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported.

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

(c)          Material Transactions During the Reporting Period.

On May 27, 2013, the Company entered into a stock purchase agreement whereby the Company sold all of its shares of common stock of Phocos AG, a German corporation (“Phocos”), to MUUS Horizon Fund 1 LP, a Delaware limited partnership (“MHF1”).  Pursuant to the stock purchase agreement, the Company sold its 2,800 shares of Phocos common stock to MHF1 at a price per share of €30.00 (USD $37.80) for a total purchase price of €84,000.00 (USD $105,840.00).

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Net Sales.  Net  sales decreased to $479,484 for the three months ended June 30, 2013, from $700,935 for the three months ended June 30, 2012. The decrease in sales was caused primarily by decreased demand from European and U.S. markets and increased competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $326,569 for the three months ended June 30, 2013 from $472,310 for the three months ended June 30, 2012.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $152,915 for the three months ended June 30, 2013 from $228,625 for the three months ended June 30, 2012. The decrease in gross profit was primarily due to decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 31.89% for the three months ended June 30, 2013 from 32.62% for the three months ended June 30, 2012.  The decrease in gross profit percentage was primarily due to decrease in overall sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $251,507 for the three months ended June 30, 2013 from $306,211 for the three months ended June 30, 2012.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $15,453 for the three months ended June 30, 2013 from $26,330 for the three months ended June 30, 2012.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2012.

Depreciation and Amortization.  Depreciation and amortization increased to $10,402 for the three months ended June 30, 2013 from $9,438 for the three months ended June 30, 2012.  The increase in depreciation and amortization expenses is primarily a result of equipment purchased in the interim periods.

Interest Expense.  Interest expense increased to $2,821 for the three months ended June 30, 2013 from $2,710 for the three months ended June 30, 2012.  The increase  in interest expense was primarily due to higher interest rates on short-term loans.

Net Income (loss).  For the three months ended June 30, 2013, we incurred a net loss of $(49,834) as compared to a net loss of $(84,482) for the three months ended June 30, 2012.  The net loss was primarily a result of decrease in overall sales.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Net Sales.  Net  sales decreased to $936,493 for the six months ended June 30, 2013 from $1,412,151 for the six months ended June 30, 2012.  The decrease in sales was caused primarily by decreased demand from European and U.S. markets and increased competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $616,162 for the six months ended June 30, 2013 from $941,676 for the six months ended June 30, 2012.  The decrease in cost of goods sold was primarily due to decrease in overall sales.

Gross Profit.  Gross profit decreased to $320,331 for the six months ended June 30, 2013 from $470,475 for the six months ended June 30, 2012.  The decrease in gross profit was primarily due to decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage increased to 34.21% for the six months ended June 30, 2013 from 33.32% for the six months ended June 30, 2012.  The increase in gross profit percentage was primarily due to higher profit margins from the sale of new product lines, including the R5 series.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $468,266 for the six months ended June 30, 2013 from $634,845 for the six months ended June 30, 2012.  The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $31,155 for the six months ended June 30, 2013 from $52,163 for the six months ended June 30, 2012.  The decrease in R&D expenses was primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2012.

Depreciation and Amortization.  Depreciation and amortization increased to $21,890 for the six months ended June 30, 2013 from $20,880 for the six months ended June 30, 2012.  The increase in depreciation and amortization expenses was primarily a result of equipment purchased in the interim periods.

Interest Expense.  Interest expense increased to $6,081 for the six months ended June 30, 2013 from $5,888 for the six months ended June 30, 2012.  The increase in interest expense was primarily due to higher interest rates on short-term loans.

Net Income (loss).  For the six months ended June 30, 2013, we incurred a net loss of $(192,767) as compared to a net loss of $(228,631) for the six months ended June 30, 2012.  The net loss was primarily a result of decrease in overall sales.

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

Lighting products remained relatively static for 50 years until recently, when lighting became one of the last major markets to be transformed substantially by new technology.  Because LED technology remains an emerging and expensive technology that has only recently become more economically viable, market adoption has been slow.  Given the recent economic downturn, liquidity has been constrained forcing institutions and individuals to substantially reduce capital spending to focus only on critical path expenditures.  LED lighting products have been a discretionary rather than mandatory investment, and as a result, sales of our devices and systems have been negatively impacted.  We believe that as the global economy grows and provides institutions and individuals with greater liquidity, sales of our devices and systems will increase.

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

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2013, net cash used in operating activities was $(58,051) compared with $(94,248) used in operating activities for the three months ended June 30, 2012.  The cash flow used in operating activities in the three months ended June 30, 2013 was primarily the result of net loss in operation and gain on disposal of investment. The cash flow used in operating activities in the three months ended June 30, 2012 was primarily the result of net loss in operations.

Net cash provided by (used in) investing activities.  During the three months ended June 30, 2013, net cash provided by investing activities was $105,840 compared with $(4,581) used in investing activities for the three months ended June 30, 2012.  The cash flow provided by investing activities in the three months ended June 30, 2013 was primarily the result of proceeds from the sale of an investment.  The cash flow used in investing activities in the three months ended June 30, 2012 was primarily the result of acquiring fixed assets.

Net cash provided by (used in) financing activities.  During the three months ended June 30, 2013, net cash used in financing activities was $(2,935) compared with $(3,070) provided by financing activities for the three months ended June 30, 2012.   The cash flow used in financing activities in the three months ended June 30, 2013 was primarily the result of interest paid for bank loans. The cash flow used in financing activities in the three months ended June 30, 2012 was primarily the result of interest paid for bank loans.

Net cash provided by (used in) operating activities.  During the six months ended June 30, 2013, net cash used in operating activities was $(164,854) compared with $(325,213) used in operating activities for the six months ended June 30, 2012.  The cash flow used in operating activities in the six months ended June 30, 2013 was primarily the result of net loss in operations. The cash flow used in operating activities in the six months ended June 30, 2012 was primarily the result of net loss in operations.

Net cash provided by (used in) investing activities.  During the six months ended June 30, 2013, net cash provided by investing activities was $105,840 compared with $(55,666) used in investing activities for the six months ended June 30, 2012.  The cash flow provided by investing activities in the six months ended June 30, 2013 was primarily the result of proceeds from the sale of an investment.  The cash flow used in investing activities in the six months ended June 30, 2012 was primarily the result of investment of tooling for new products and show room construction.

Net cash provided by (used in) financing activities.  During the six months ended June 30, 2013, net cash used in financing activities was $(6,197) compared with $(6,200) used in financing activities for the six months ended June 30, 2012.  The cash flow used in financing activities in the six months ended June 30, 2013 was primarily the result of interest paid for bank loans. The cash flow used in financing activities in the six months ended June 30, 2012 was primarily the result of interest paid for bank loans.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on January 29, 2013, February 8, 2013, and June 25, 2013, respectively.  The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO.  The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	January 29, 2013 to July 29, 2013 (3)	Fixed at 3.146% per annum.
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	February 8, 2013 to August 8, 2013 (4)	Fixed at 3.146% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 25, 2013 to December 24, 2013 (5)	Fixed at 3.146% per annum

(1) NTD $3,000,000 is approximately USD $100,113 as of June 30, 2013.

(2) NTD $6,000,000 is approximately USD $200,227 as of June 30, 2013.

(3) The loan term stated herein initially expired on January 29, 2013 but was extended to July 29, 2013 and the interest rate decreased to 3.146% per annum.

(4) The loan term stated herein initially expired on February 22, 2013 but was extended to August 8, 2013, and the interest rate decreased to 3.146% per annum.

(5) The loan term stated herein initially expired on June 24, 2013 but was extended to December 24, 2013 and the interest rate decreased to 3.146% per annum.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015.  During the six months ended June 30, 2013, the Company paid USD $24,264 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.  Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

(c)          Purchases by the Issuer and Affiliated Purchasers of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

*3.2	By-laws

*10.1	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on February 8, 2013

*10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on January 29, 2013

*10.3	Stock Purchase Agreement, by and between ColorStars Group and MUUS Horizon Fund 1 LP, entered into on May 27, 2013.

10.4	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 25, 2013

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Dated: August 19, 2013	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors