Form 10-Q
period 2013-09-30
ColorStars Group
filed 2013-11-14
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and equivalents	$244,599	$406,100
Accounts receivable, net of allowance for doubtful accounts of $68,411 at September 30, 2013 and $42,227 at December 31, 2012	181,339	189,468
Inventory	825,967	802,848
Prepaid expenses and other current assets	110,553	124,104

Total current assets	1,362,458	1,522,520

Equipment, net of accumulated depreciation	143,204	181,945
Investments	281,396	479,026
Deferred income tax assets	89,000	89,000
Intangible assets	349	1,272

Total assets	$1,876,407	$2,273,763

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$405,913	$413,351
Accounts payable	197,716	305,855
Accrued expenses	27,840	27,578
Receipts in advance and other current liabilities	19,062	16,606

Total current liabilities	650,531	763,390

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2013 and December 31, 2012	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	375,722	332,722
Accumulated deficit	(2,329,525)	(2,002,028)

Total stockholders’ equity	1,225,876	1,510,373

Total liabilities and stockholders’ equity	$1,876,407	$2,273,763

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended September 30,
	2013	2012

Net sales	$345,430	$753,672
Cost of goods sold	233,208	477,779

Gross profit	112,222	275,893
Operating expenses
Selling, general and administrative	177,146	281,915
Research and development	17,021	21,625

Total operating expenses	194,167	303,540

Loss from operations	(81,945)	(27,647)

Other income (expenses)
Interest expense (net)	(3,492)	(2,708)
Share of investee’s operating results (net)	(39,000)	(22,778)
Impairment of investment	-	(201,698)
Gain (loss) on foreign exchange, net	(9,493)	(9,377)
Other, net	44	969

Loss before income tax	(133,886)	(263,239)
Income tax benefit (expense)	611	1,452

Net loss	(133,275)	(261,787)
Other comprehensive income (loss), net
Translation adjustment	107,599	(24,302)

Total comprehensive loss	$(25,676)	$(286,089)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Gain on disposal of investment
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Nine months ended September 30,
	2013	2012

Net sales	$1,281,480	$2,166,012
Cost of goods sold	850,494	1,400,199

Gross profit	430,986	765,813
Operating expenses
Selling, general and administrative	645,237	916,660
Research and development	48,182	73,773

Total operating expenses	693,419	990,433

Loss from operations	(262,433)	(224,620)

Other income (expenses)
Interest expense (net)	(9,574)	(8,596)
Share of investee’s operating results (net)	(124,108)	(18,643)
Impairment of investment		(203,242)
Gain (loss) on foreign exchange, net	15,489	(28,787)
Gain on disposal of investment	52,159	-
Other, net	5,985	5,367

Loss before income tax	(322,482)	(478,521)
Income tax benefit (expense)	(5,014)	6,030

Net loss	(327,496)	(472,491)
Other comprehensive income (loss), net
Translation adjustment	43,000	15,936

Total comprehensive loss	$(284,496)	$(456,555)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended September 30,
	2013	2012

Cash flows from operating activities
Net (loss)	$(133,275)	$(261,787)
Depreciation and amortization	14,445	11,279
Provision for doubtful accounts	963	35,931
Share of investment loss	39,000	22,778
Impairment of investment	-	201,698
Changes in operating assets and liabilities:
Other assets	-	(567)
Accounts receivable	(26,396)	55,401
Inventories	(37,479)	50,702
Prepaid expenses and other current assets	22,923	(26,263)
Accounts payable	(41,436)	(143,529)
Accrued expenses	(5,479)	(2,418)
Receipts in advance and other current liabilities	6,983	589

Cash flows (used in) operating activities	(159,751)	(56,186)

Cash flows from investing activities
Addition to fixed assets	-	(942)

Cash flows (used in) investing activities	-	(942)

Cash flows from financing activities
Loan from/ (repayment to) stockholder	-	(100,000)

Cash flow (used in) provided from financing activities	-	(100,000)

Effect of exchange rate changes on cash and cash equivalents	97,090	(8,190)

Net (decrease) in cash and cash equivalents	(62,661)	(165,318)
Beginning cash and cash equivalents	307,260	614,414

Ending cash and cash equivalents	244,599	$449,096

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(3,493)	$2,974
Tax paid	627	23,484

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net (loss)	$(327,496)	$(472,491)
Depreciation and amortization	36,297	34,118
Gain on disposal of investment	(52,159)	-
Provision for doubtful accounts	26,792	42,057
Share of investment loss	124,108	18,643
Impairment of investment	-	203,242
Changes in operating assets and liabilities:
Other assets	-	(34,106)
Accounts receivable	(18,662)	65,442
Inventories	(23,118)	(56,586)
Prepaid expenses and other current assets	13,551	12,931
Accounts payable	(108,139)	(187,954)
Accrued expenses	261	(20,970)
Receipts in advance and other current liabilities	2,455	35,904

Cash flows (used in) operating activities	(326,110)	(359,770)

Cash flows from investing activities
Addition to fixed assets	-	(56,608)
Proceed from sale of investment	105,840	-

Cash flows provided from (used in) investing activities	105,840	(56,608)

Cash flows from financing activities
Loan from/ (repayment to) stockholder	-	(100,000)

Cash flow (used in) financing activities	-	(100,000)

Effect of exchange rate changes on cash and cash equivalents	58,769	(23,604)

Net (decrease) in cash and cash equivalents	(161,501)	(539,982)
Beginning cash and cash equivalents	406,100	989,078

Ending cash and cash equivalents	244,599	$449,096

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	9,690	$8,893
Tax paid	5,014	23,484

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of ColorStars Group and Color Stars Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the nine months ended September 30, 2013 and 2012 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through September 30 2013, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through September 30, 2013, such losses have been within management’s expectations.

For the nine months ended September 30, 2013, products sold to the Company’s largest customer, accounted for approximately 31.55%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 83.50% of the total purchases.

Note 4 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss attributable to common stockholders	$(133,275)	$(261,787)	$(327,496)	$(472,491)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earning per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive loss

The following table includes the changes in accumulated other comprehensive (loss) by component under the ASC on “Comprehensive Income” for the three months and nine months ended September 30, 2013:

Three months ended September 30, 2013	Foreign currency translation

Balance, June 30, 2013	$268,123
Foreign currency translation, net of taxes	107,599
Balance, September 30, 2013	$375,722

Nine months ended September 30, 2013	Foreign currency translation

Balance, December 31, 2012	$332,722
Foreign currency translation, net of taxes	43,000
Balance, September 30, 2013	$375,722

Note 6 - Long Term Investments

	September 30, 2013	December 31, 2012

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$425,345	$799,131
Share of associate’s loss	(124,108)	(378,173)
Exchange difference	(19,841)	4,387
Carrying value at the end	281,396	425,345

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	196,087
Impairment for the year	-	(204,563)
Exchange difference	-	8,476
Carrying value at the end	-	-

Cost-method investments – Phocos
At cost	53,681	142,038
Impairment for the year	-	(88,357)
Disposal	(53,681)	-
Carrying value at the end	-	53,681

Net value	$281,396	$479,026

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Investments (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at September 30, 2013 and December 31, 2012.  The Company recorded the investment in Fin-Core Corporation at cost, less accumulated impairments.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO84,000 or USD105,840. The sale of the investment resulted in a USD52,159 gain.

The unaudited financial information of Anteya Technology Corp. as of September 30, 2013 and December 31, 2012 and for nine months ended September 30, 2013 and 2012 (in US dollars) are as follows:

Balance sheet	September 30, 2013	December 31, 2012

Current assets	$3,887,730	$4,634,083
Non-current assets	838,800	730,201

Total assets	4,726,530	5,364,284

Current liabilities	2,806,245	2,475,513
Non-current liabilities	455,884	762,048
Stockholders’ equity	1,464,401	2,126,723

Total stockholders’ equity and liabilities	$4,726,530	$5,364,284

	Nine months ended September 30,
Statement of operation	2013	2012

Net sale	$2,178,089	$3,756,783
Cost of goods sold	(1,894,189)	(2,912,419)

Gross profit	283,900	844,364
Operating and non-operating expenses	(837,575)	(934,520)

Net profit (loss)	$(553,675)	$(90,156)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2013	December 31, 2012

Finished goods	$825,967	$802,848

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

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

(Loss) before provision for
income taxes	$(133,886)	$(263,239)	$(322,482)	$(478,521)

Benefit (provision) for income taxes	$611	$1,452	$(5,014)	$6,030

Note 9 - Accrued Expenses

	September 30, 2013	December 31, 2012

Salaries and allowance	$13,405	$16,351
Insurance	4,942	7,138
Tax payable	2,126	-
Others	7,367	4,089

	$27,840	$27,578

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Bank Short Term Debt

	September 30, 2013	December 31, 2012

Bank loan payable to Taiwan banks	$405,913	$413,351

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 30, 2013 is from 3.146% to 3.3% per annum, as of December 31, 2012, interest rate ranges from 3.15% to 3.166% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 11 - Geographic Information

Product revenues for the nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Customers based in:
Europe	$185,955	$416,516	$667,574	$1,172,745
Asia	60,859	158,180	237,794	307,586
United States	79,811	100,797	279,260	467,671
Others	18,805	78,179	96,852	218,010

	$345,430	$753,672	$1,281,480	$2,166,012

Note 12 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012

Purchase from Anteya Technology Corp	$544,659	$916,532
Rent paid to Mr. Wei-Rur Chen	36,327	36,354

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	September 30, 2013	December 31, 2012
Liabilities:
Anteya Technology Corp	$61,412	$148,798

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of September 30, 2013.  All transactions were at market-based prices.

Note 13 - Commitments

	Nine months ended September 30,
	2013	2012

Rent expenses	$87,798	$92,709

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2013 are as follows:

2013	18,266
2014	73,964
2015	57,640

$148,970

Note 14 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2013 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported except as set forth below:

The Company filed a Form S-1 with the SEC on October 21, 2013.  As of the date of the issuance of the financial statements, the Form S-1 is not effective and the Company is awaiting comments from the SEC.

The Company borrowed a short-term loan in sum of NTD12,000,000 (equivalent to USD405,000) from Bank SinoPac (located in Taiwan) on October 25, 2013, which is charged at 1.94% per annum and due to repay on April 24, 2014.  This short-term loan was used to repay the short term loan which was carried at $405,913 on the consolidated balance sheet as at September 30, 2013.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Net Sales.  Net  sales decreased to $345,430 for the three months ended September 30, 2013, from $753,672 for the three months ended September 30, 2012. The decrease in sales was caused primarily by decreased demand from European and U.S. markets and increased competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $233,208 for the three months ended September 30, 2013 from $477,779 for the three months ended September 30, 2012.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $112,222 for the three months ended September 30, 2013 from $275,893 for the three months ended September 30, 2012. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 32.49% for the three months ended September 30, 2013 from 36.61% for the three months ended September 30, 2012.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $177,146 for the three months ended September 30, 2013 from $281,915 for the three months ended September 30, 2012.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $17,021 for the three months ended September 30, 2013 from $21,625 for the three months ended September 30, 2012.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2012.

Depreciation and Amortization.  Depreciation and amortization increased to $14,445 for the three months ended September 30, 2013 from $11,279 for the three months ended September 30, 2012.  The increase in depreciation and amortization expenses was primarily a result of depreciating equipment purchased in the interim period.

Interest Expense.  Interest expense increased to $3,492 for the three months ended September 30, 2013 from $2,708 for the three months ended September 30, 2012.  The increase in interest expense was primarily due to higher interest rates on short term loans.

Net Income (loss).  For the three months ended September 30, 2013, we incurred a net loss of $(133,275) as compared to a net loss of $(261,787) for the three months ended September 30, 2012.  The net loss was primarily a result of low overall sales.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Net Sales.  Net  sales decreased to $1,281,480 for the nine months ended September 30, 2013 from $2,166,012 for the nine months ended September 30, 2012.  The decrease in sales was caused primarily by decreased demand from European and U.S. markets and increased competition in the global market.

Cost of Goods Sold.  Cost of goods sold decreased to $850,494 for the nine months ended September 30, 2013 from $1,400,199 for the nine months ended September 30, 2012.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $430,986 for the nine months ended September 30, 2013 from $765,813 for the nine months ended September 30, 2012.  The decrease in gross profit was primarily due to decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 33.63% for the nine months ended September 30, 2013 from 35.36% for the nine months ended September 30, 2012.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $645,237 for the nine months ended September 30, 2013 from $916,660 for the nine months ended September 30, 2012.  The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $48,182 for the nine months ended September 30, 2013 from $73,773 for the nine months ended September 30, 2012.  The decrease in R&D expenses was primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2012.

Depreciation and Amortization.  Depreciation and amortization increased to $36,297 for the nine months ended September 30, 2013 from $34,118 for the nine months ended September 30, 2012.  The increase in depreciation and amortization expenses was primarily a result of depreciating equipment purchased in the interim period.

Interest Expense.  Interest expense increased to $9,574 for the nine months ended September 30, 2013 from $8,596 for the nine months ended September 30, 2012.  The increase in interest expense was primarily due to higher interest rates on short term loans.

Net Income (loss).  For the nine months ended September 30, 2013, we incurred a net loss of $(327,496) as compared to a net loss of $(472,491) for the nine months ended September 30, 2012.  The net loss was primarily a result of low overall sales.

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

Net cash provided by (used in) operating activities.  During the three months ended September 30, 2013, net cash used in operating activities was $(159,751) compared with $(56,186) used in operating activities for the three months ended September 30, 2012.  The cash flow used in operating activities in the three months ended September 30, 2013 was primarily the result of operating losses, inventories, and accounts payable.  The cash flow used in operating activities in the three months ended September 30, 2012 was primarily the result of operating losses and accounts payable.

Net cash provided by (used in) investing activities.  During the three months ended September 30, 2013, net cash used in investing activities was $-0- compared with $(942) used in investing activities for the three months ended September 30, 2012.  The cash flow used in investing activities in the three months ended September 30, 2012 was primarily the result of added tooling for production.

Net cash provided by (used in) financing activities.  During the three months ended September 30, 2013, net cash provided by financing activities was $-0- compared with $(100,000) used in financing activities for the three months ended September 30, 2012.   The cash flow used in financing activities in the three months ended September 30, 2012 was primarily the result of repayment of a stockholder loan to the Company.

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2013, net cash used in operating activities was $(326,110) compared with $(359,770) used in operating activities for the nine months ended September 30, 2012.  The cash flow used in operating activities in the nine months ended September 30, 2013 was primarily the result of operating losses and accounts payable.  The cash flow used in operating activities in the nine months ended September 30, 2012 was primarily the result operating losses and accounts payable.

Net cash provided by (used in) investing activities.  During the nine months ended September 30, 2013, net cash provided by investing activities was $105,840 compared with $(56,608) used in investing activities for the nine months ended September 30, 2012.  The cash flow provided by investing activities in the nine months ended September 30, 2013 was primarily the result of proceeds from the sale of an investment.  The cash flow used in investing activities in the nine months ended September 30, 2012 was primarily the result of added tooling for production.

Net cash provided by (used in) financing activities.  During the nine months ended September 30, 2013, net cash provided by financing activities was $-0- compared with $(100,000) used in financing activities for the nine months ended September 30, 2012.   The cash flow used in financing activities in the nine months ended September 30, 2012 was primarily the result of repayment of a stockholder loan to the Company.

We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of September 30, 2013, we had outstanding short-term loans with Hua Nan Commercial Bank of Taiwan. We entered into three written, short-term loan agreements with this bank on June 25, 2013, July 29, 2013, and August 8, 2013, respectively.  The loans were secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO.  The terms of the loan agreements were as described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (1)	July 29, 2013 to January 29, 2014 (3)	Fixed at 3.146% per annum.
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000)(1)	August 8, 2013 to February 8, 2014 (4)	Fixed at 3.146% per annum
Hua Nan Commercial Bank of Taiwan	ColorStars, Inc.	Six Million New Taiwan Dollars (NTD $6,000,000) (2)	June 25, 2013 to December 24, 2013 (5)	Fixed at 3.146% per annum

(1) NTD $3,000,000 is approximately USD $101,478 as of September 30, 2013.

(2) NTD $6,000,000 is approximately USD $202,957 as of September 30, 2013.

(3) The loan term stated herein initially expired on July 29, 2013 but was extended to January 29, 2014 with the interest rate remaining at 3.146% per annum.

(4) The loan term stated herein initially expired on August 8, 2013 but was extended to February 8, 2014 with the interest rate remaining at 3.146% per annum.

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

Recent Developments

On October 25, 2013, we closed on a short-term loan with Bank SinoPac with a maximum credit line of Seventeen Million New Taiwan Dollars (NTD $17,000,000).  The term of this loan is October 25, 2013 to April 24, 2014 and the interest rate is fixed at 1.94% per annum, with interest payments due on the 25th of each month.

Currently, we have a principal balance of Twelve Million New Taiwan Dollars (NTD $12,000,000).  This amount was used to pay in full the three short-term loans from Hua Nan Commercial Bank of Taiwan on October 25, 2013, and those credit lines were then closed without further cost to the Company.

As of September 30, 2013, NTD $17,000,000 is approximately USD $575,042 and NTD $12,000,000 is approximately USD $405,912.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015.  During the nine months ended September 30, 2013, the Company paid USD $36,327 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.  Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

(c)          Purchases by the Issuer and Affiliated Purchasers of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Stock Purchase Agreement entered into between ColorStars, Inc. and Hsien-Chang Lu on March 20, 2009

*2.2	Stock Purchase Agreement entered into between ColorStars, Inc. and Tsui-Ling Lee on March 20, 2009

*2.3	Stock Purchase Agreement entered into between ColorStars, Inc. and Ya-Yun Cheng on March 20, 2009

*2.4	Stock Purchase Agreement entered into between ColorStars, Inc. and Wei-Rur Chen on March 20, 2009

*2.5	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Chun Tung on August 5, 2009

*2.6	Stock Purchase Agreement entered into between ColorStars, Inc. and Ming-Fong Tung on August 5, 2009

*3.1	Articles of Incorporation

Exhibit	Description

*3.2	By-laws

*10.1	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on June 25, 2013

10.2	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on August 8, 2013

10.3	English Summary of Loan Agreement entered into between ColorStars, Inc. and Hua Nan Commercial Bank of Taiwan on July 29, 2013

10.4	English Summary of Loan Agreement entered into between ColorStars, Inc. and Bank SinoPac on October 25, 2013

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.

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

Dated: November 14, 2013	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors