Form 10-K/A
period 2012-12-31
ColorStars Group
filed 2014-01-17
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

{00339331. }

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

NO DOCUMENTS INCORPORATED BY REFERENCE

{00339331. }

Explanatory Note

ColorStars Group is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”) for the purpose of correcting a technical error that appeared in Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of the Original Filing.

In the Original Filing, the owners of the shareholder Triad Trading Corporation were reported as Mark Amersey and Nitin Amersey.  We are filing this amendment to supply the correct name of the sole owner of Triad Trading Corporation, Markand Amersey.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b) and 15d-14(a) and (b).

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

{00339331. }

PART III

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of February 27, 2013.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1st Road Sindian District, New Taipei City 231,Taiwan, R.O.C.	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Markand Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	2,734,600	4.05%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,076,050	6.04%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan, R.O.C.	Shareholder	2,119,096	3.14%
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65%

{00339331. }

1

{00339331. }

INDEX TO EXHIBITS

Exhibit	Description

31.1†	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1‡	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2‡	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

†	Filed herewith
‡	Furnished herewith

2

{00339331. }

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: January 17, 2014	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	January 17, 2014
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	January 17, 2014
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	January 17, 2014
Mei-Ying Chiu

3