Form 10-K
period 2013-12-31
ColorStars Group
filed 2014-04-11
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

[  ]          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number:  __________

COLORSTARS GROUP

(Exact name of registrant as specified in its charter)

Nevada	06-1766282
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10F, No. 566 Jung Jeng Rd. Sindian District , New Taipei City 231, Taiwan, R.O.C.

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

Yes    ☐          No ☒

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

As of December 31, 2013, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

{

COLORSTARS GROUP

2013 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

On Dec. 20, 2012, Fin-Core Corporation decreased its total shares from 7,000,000 to 500,000. The Company’s invested cost and percentage of shareholding were unchanged after the share consolidation. The Company held 57,143 shares in Fin-Core after the consolidation.

On December 28, 2012, Fin-Core increased its total shares to 1,100,000 shares with a new capital injection.  The Company decided to not participate in the new share subscription and kept its total shares at 57,143.  As a result, on December 31, 2012, the Company's equity interest in Fin-Core decreased to 5.19%. As a result of the consolidation and subsequent increase in outstanding shares, Fin-Core is no longer deemed our subsidiary.

In 2004, ColorStars, Inc. based in Taiwan acquired 20% of the outstanding common shares of Anteya Technology Corporation.  Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines.  On August 16, 2012, Anteya increased its share capital from 5,000,000 shares to 6,500,000 shares, and we subscribed for 300,000 additional shares at par value. The Company now holds a total of 1,300,000 shares in Anteya representing a total investment of NTD $27,304,000 (USD $910,492).  Our ownership percentage in Anteya of remains 20%.

On October 13, 2008 we acquired 2,800 shares in a German company, Phocos AG. On May 27, 2013, the Company sold its 2,800 shares of Phocos AG to MUUS Horizen Fund 1, LP for $30 EU per share ($84,000 EU in total). The Company has no remaining stake in Phocos AG.

(c)	Business of Issuer.

Overview

We are a vertically integrated lighting company that develops light emitting diodes (“LED”) lighting products for general consumer applications as well as professional lighting installations.

We develop and retrofit LED lamps and bulbs for lighting fixtures designed for general and special lighting applications.

Our website can be found at www.colorstarsgroup.com and www.colorstars.com.

Products

Color Stars' current line of products is as follows:

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

Other Light Sources:

25. AQUA™-RGB Series: The AQUA™-RGB Series are lamps with an IP68 rating for underwater applications. The AQUA™-RGB-60 is a 24V, 60-watt, IP68 rated RGB lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60 ° beam angle.

The AQUA™-RGB-30 and the AQUA™-RGB-15 are 12V 30-watt and 15-watt lamps respectively.

26. AQUA™-WHT Series: The AQUA™-WHT Series are lamps with an IP68 rating for underwater applications. The AQUA™-WHT-60 is a 24V, 60-watt, IP68 rated lamp suitable for pool lighting.  This 90mm (dia.) x 120 mm (H) lamp has a 60 °  beam angle and a lumen output of 4,200~4,800 lumens. The AQUA™-WHT-30 is a 12V, 30-watt, IP68 rated lamp suitable for pool lighting.  This 63.5mm (dia.) x 95 mm (H) lamp has a 60 °  beam angle and a lumen output of 2,100~2,400 lumens.  The AQUA™-WHT-15 is a 12V, 15-watt, IP68 rated lamp suitable for pool lighting.  This 50mm (dia.) x 65mm (H) lamp has a 60 °  beam angle and a lumen output of 1,050~1,200 lumens. Color temperatures available are warm white (3300K ±100K) and daylight white (5500K ±250K). The lamps come with a 5-meter cable and mounting brackets.

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

41. T5™ .  The T5™ is a 24V strip light 58 cm in length with 21 LEDs x 0.4W for a total of 8.4 watts. Available in both warm white (3000k) and daylight white (6000k), the T5™ is ideal for office lighting, cabinet lighting or other small area lighting.  Up to four T5™ light strips can be connected together.

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

43.  TB600 series LED panel light with UL certification – The ultra-think (10mm) panels available are the TB-2x2-WHT (50W), TB-1x2-WHT (50W) and the TB-2x4-WHT (75W). They are available in 3000K, 4000K and 5000K color temperatures, or the warm-white, natural-white and day-light white.

44. TRISTAR-T8 Series:  The TRISTAR-T8 Series are 60cm (10W) and 120cm (20W) T8 tubes with diffused lens. These LED T8 replacements are available in either daylight-white (5000~5500K) or warm-white (2600~3300K).  Lumen output for the 60cm models are 800 lumens for daylight-white and 650 lumens for warm-white.  Lumen output for the 120cm models are 1,800 lumens for daylight-white and 1,500 lumens for warm-white.

45. ZZ-BRIGHT™-WHT Channel Letter LEDs: ZZ-BRIGHT™ channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting and indirect lighting. The ZZ-BRIGHT™-215-WHT has 2 high-brightness SMD-type LEDs on each PCB and the ZZ-BRIGHT™-415-WHT has 4 high-brightness SMD-type LEDs on each PCB.  Both models have a constant current regulating IC to provide the same level of brightness, protect against power surges and extend the lifetime of the LEDs. The PCBs have a water resistant coating that prevents water from entering the PCB and causing corrosion. They are available in warm white (3200k), daylight white (4000k) and cool white (6500k), as well as red, blue, green and amber.

46. ZZ-BRIGHT™ -RGB Channel Letter LEDs: ZZ-BRIGHT™-RGB channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting, indicating lighting and indirect lighting.  Each PCB has 3 SMD-type RGB LEDs. Operating voltage is 12V, maximum power consumption is 1.7W per foot (15.2 cm) and the beam angle is 120º.

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

Manufacturers

We design and develop our LED lighting products using our own engineers, and then out-source the manufacturing to vendors of different disciplines. These various vendors are all located in Taiwan.  In order to secure a long-term supply and strategic partnership, we also make substantial investments or acquire equity in these vendors as well.  We have made investments in manufacturers through our wholly owned subsidiary, ColorStars Taiwan. The manufacturers we are currently invested in are Anteya Technology Corporation, a Taiwanese corporation (“Anteya”) and Fin-Core.  Furthermore, we also utilize Jun Yee as a contract manufacturer to manufacture certain products of ours.  As described in further detail under the Significant Business Transactions Overview paragraph under the Description of Business section, we no longer own any equity interest in Jun Yee. We have not entered into a written agreement for the manufacturing of our products with any of these manufacturers.

Since 2004, we have owned 20% of the outstanding common shares of Anteya Technology Corporation.  Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. Anteya is an important strategic manufacturer for us as we rely upon Anteya for its expertise of LED packaging, electronic engineering and software design.

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

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry. In 2013, we added one new distributor in the Middle East region and one new distributor in Germany. Our largest supplier accounted for approximately 64.06% of total purchases by the Company in 2013.

Customers

We sell our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience.  We also distribute our LED lighting to lighting engineers engaged in specific lighting projects.  Typically, we do not sell our products directly to end-users. Our largest customer accounted for approximately 8.23% of the total revenue in 2013.

In 2013 we experienced an overall decreased in the number of customers globally. At this time, the LED market is being flooded with low-priced products from China. Many of our customers are either evaluating or switching to low-priced suppliers as opposed to opting for premium quality products with superior engineering and design.

Product Research and Development

We are engaged in research and development on a variety of consumer and professional lighting products. Among these products are LED Panel Lights with changeable color-temperature and dimming capability, and WiFi based smart control system. Some of these products are in the certification process and are expected to be available for sale mid-2014. During the past two fiscal years, we spent approximately $106,984 in 2012 and $81,391 in 2013 on research and development.

Competition

We sell our products globally primarily to lighting distributors selling LED lamps and lighting fixtures for commercial lighting.  As forecast in the Next Generation Lighting Industry Alliance (“NGLIA”) report, we expect this market to grow rapidly, especially as incandescent and fluorescent lamps are replaced by LEDs in commercial lighting because of energy savings, greater design flexibility, the elimination of pollutants, greater ruggedness, longer lifetimes and lack of catastrophic failures.

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

The NGLIA also notes that, incandescent lamps, by far are the least efficient of the common lamp types, consume electrical energy equal to the output of more than 40 large power plants (according to the NGLIA website atwww.nglia.org/documents/SSL-Benefits.pdf ). According to the DOE, lighting accounts for 8% of all energy consumption in the United States and 22% of electricity nationwide. LEDs have the potential to reach 200 lm/W, compared to the efficacies of incandescent lamps at 15 lm/W and fluorescent tubes at 90 lm/W. If solid-state lighting replaced all existing lights, the DOE estimates customer savings of $115 billion by 2025 and a 10% reduction in greenhouse emission gases (according to the NGLIA website at www.nglia.org).

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

Our principal competitors are Revolution Lighting Technologies, Inc. (NASDAQ: RVLT) and Lighting Science Group (OTC: LSCG) in U.S.A., Philips and Osram in Europe, and Toshiba, and Panasonic in Japan.  We also expect increased competition from major traditional lighting companies such as General Electric (NYSE: GE), Westinghouse, and Acuity Brands who have or are developing LED lighting products.

We believe that we can compete successfully with our competitors because of lower manufacturing costs and the close proximity of our research and development operations to one of the world's most advanced high-tech centers – Taipei – Hsinchu, Taiwan - which offers a supply of highly-trained engineers and the latest in SSL technology.

Strategy

As low-priced competitors from China greatly affected our 2013 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also we decreased our promotional and selling expenses, such as costs associated with attending trade shows.  Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

Going forward, our primary strategies will be:

(i) expanding our product line by utilizing our strong research and development capabilities to add new lighting options to our current product range that includes low cost and/or low energy lighting for commercial and residential lighting applications. Among these products are a series of LED bulbs for the direct replacement of incandescent bulbs or compact fluorescent lamps (“CFL”).  These LED bulbs range from 5 watts to 12 watts and will directly replace 35~60-watt incandescent bulbs or 10~25 watt CFL lamps.

(ii) expanding our distribution channels in both existing and new markets internationally by utilizing both direct and indirect sales organizations.  We believe, based on our market research, that there is a high demand for commercial and advertising LED lighting products in the U.S. markets.  As Fin-Core and Jun Yee manufacture commercial and advertising LED lighting products, we consequently believe that our relationship with these companies will help with our expansion into this market.

Favorable factors that will enhance our marketing position and increase revenues are the continuing trends of price reductions of LED chips and the technological improvements in the increased lumen output of LEDs. Both factors will increase the speed in which LED lights are adopted in both commercial and residential lighting in general.

Intellectual Property

(a)	Patents.

We have been issued patents for “high power LED color bulb with infrared remote function” in Taiwan, UK, Germany, France, and the USA.  This patent covers the technology in the TriStar series of RGB lamp. We designed a new line of the R5 series of LED lamps in 2011.  All of the associated safety marks and certificates were granted for the R5s for their sales into the North American European markets.  A total of three different patents were awarded around the new R5 series of lamps in various countries.  The R5-PAR38 lamp was also awarded with the reputable Red Dot Award in Germany.  We would expect the new R5 to replace the old BOBBY lines.

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

Regional developments across the world are as follows:

United States

               State Legislation

California will phase out the use of incandescent bulbs by 2018 as part of a bill by California State Assembly member Jared Huffman (D-Santa Rosa) that was signed by California Governor Arnold Schwarzenegger on October 12, 2007. The bill aims to establish a minimum standard of sixty lumens per watt by 2018.

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

Federal Environment Minister, John Baird, announced in April 2007 a plan to ban the sale of inefficient light bulbs by 2012. According to Mr. Baird, Canada will save $3 to $4 billion Canadian dollars over the lifetime of the new bulbs. These efforts have largely been delayed until 2014, when it will become illegal to import incandescent lighting across the country.

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

The initial Europe wide ban only applies to 'non-directional' light bulbs, so it does not affect any bulbs with reflective surfaces (i.e. spotlights or halogen down lighters). Bulbs will be banned in a phased approach. The first types of bulbs to be banned are non-clear (frosted) bulbs; these bulbs were banned completely by September 2009. Also, in September 2009, clear bulbs over 100W were made of more efficient types. This limit will be moved down to lower wattages, and the efficiency levels raised by the end of 2012.  Also, the EU has given the target of 2016 to phase out Halogen bulbs, and a ny bulb available for purchase after the 2016 date must have at least a 'B' energy rating.  The Finnish parliament has been discussing banning sales of incandescent light bulbs beginning in 2011.

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

•                 Is durable — won’t break like a bulb.

•                 To qualify for Energy Star certification, LED lighting products must pass a variety of tests to prove that the products will display the following characteristics:

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

Employees

As of December 31, 2013, we had a total of 8 full-time employees and 2 part-time employees. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

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

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of NTD $120,000 (USD $4,133.51) per month (NTD $1,440,000 (USD $48,510.03) annually).  The initial lease term for the agreement was from November 2005 to November 2010.  The lease was extended for another five (5) years to November 2015.  This office is the main operational office in Taiwan with the address of 10F, No. 566 and 568 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.

On June 14, 2009, we signed a two (2) year lease agreement which expired in June 2011.  The leased property is located at 1 Technology Dr., Suite F-213, Irvine, California 92618, where the property is used as a general office and for the warehousing of inventory.  Lease payments are USD $2,859 per month (USD $34,308 annually). On April 8, 2011, we renewed the lease under the same material terms with a new expiration date of June 30, 2013.  Lease payments for the term in 2013 were USD $17,154. This lease agreement was not renewed after the expiration date in 2013.

On July 1, 2013, we signed a month to month lease agreement at a consideration of USD $2,136 per month (USD $25,632 annually). This leased property is located at 515 N. Smith Avenue, Suite 101, Corona, California 92880.

On September 1, 2011, we signed a two (2) year lease agreement at a consideration of NTD $60,000 (USD $2,066.76) per month (NTD $720,000 (USD $24,801.08) annually).  This property is used as a warehouse and shipping area with the address of 9F, No. 566 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.  The lease term ends on August 31, 2013, resulting in total lease payments of NTD $480,000 (USD $16,534.05) for the 2013 term. This lease agreement was extended for another two (2) year period. The lease term ends August 31, 2015, resulting in total lease payments of NTD $720,000 (USD $24,801.08) for the partial 2013, 2014 and partial 2015 term.

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

.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past year concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTC Bulletin Board under the symbol “CSTU”. The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Security Holders

As of December 31, 2013, there were 336record holders of 67,448,890 shares of our Common Stock

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, capital requirements and financial conditions.  The payment of dividends, if any, will be within the sole discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations

Securities authorized for issuance under equity compensation plans

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

Recent Sales of Unregistered Securities

               None.

ITEM 5.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(a)Liquidity and Capital Resources.

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

.

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

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2013, net cash used in operating activities was $(255,817) compared with $(479,759) used in operating activities for the fiscal year ended December 31, 2012. The cash flow used in operating activities in the fiscal year ended December 31, 2013 was primarily the result of increased spending in trade shows, advertisement, research and development, and certification of new products. The cash flow used in operating activities in the fiscal year ended December 31, 2012 was primarily the result of the Company incurring a net loss, an increase of account receivables, and a decrease in account payables.

Net cash (used in) provided by investing activities .  During the fiscal year ended December 31, 2013, net cash used in investing activities was $86,991 compared with $(67,505) used in investing activities for the fiscal year ended December 31, 2012.  The cash flow used in investing activities in the fiscal year ended December 31, 2012 was primarily the result of constructing a new showroom and conference room at the Taipei headquarter office. The cash flow used in investing activities in the fiscal year ended December 31, 2011 was primarily the result of additional fixed assets in the form of toolings for new product production.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2013, net cash used in financing activities was $0 compared with ($100,000) used in financing activities for the fiscal year ended December 31, 2012.  The cash flow used in financing activities in the fiscal year ended December 31, 2012 was primarily the result of repayment of a  personal loan from the Company’s Chairman.

We currently anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Bank SinoPac  of Taiwan. We entered into two written, short-term loan agreements with this bank on Oct. 25, 2013,  and March 3, 2014, respectively. The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	TwelveMillion New Taiwan Dollars (NTD $12,000,000)(1)	Oct. 25, 2013 to April 24, 2014	Fixed at 1.96% per annum
Bank SinoPac of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (2)	March 3, 2014 to Sep. 2, 2014	Fixed at 1.96% per annum

(1) NTD $12,000,000 is approximately USD $400,000.00

(2) NTD $3,000,000 is approximately USD $100,000.00

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2013 to Fiscal Year Ended December 31, 2011

Net Sales.  Net sales decreased to $1,699,611 for the year ended December 31, 2013 from $2,736,466 for the year ended December 31, 2012. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers.

Cost of Goods Sold.  Cost of goods sold decreased to $1,132,053 for the year ended December 31, 2013 from $1,883,714 for the year ended December 31, 2012. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit.  Gross profit decreased to $567,558 for the year ended December 31, 2013 from $852,752 for the year ended December 31, 2012. The decrease was due to decrease in overall sales. However, the Company’s gross margin increased to 33.39% for the year ended December 31, 2012 compared to 31.16% for the year ended December 31, 2012. The increase of gross margin was due to higher profit margins from the sale of some new product lines.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $801,655 for the year ended December 31, 2013 from $1,226,243 for the year ended December 31, 2012.

Research and Development.  R&D expense decreased to $81,391 for the year ended December 31, 2013 from $106,984 for the year ended December 31, 2013. Research and development was primarily related to the development cost of our LED Panel Lights with changeable color-temperature, and WiFi based smart control systems.

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion decreased to $44,017 for the year ended December 31, 2013 from $46,257 for the year ended December 31, 2012, mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei head office established in 2012.

Interest Expense .  Interest expense decreased to $11,970 for the year ended December 31, 2013 compared with $12,109 for the year ended December 31, 2012. The decrease in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the year ended December 31, 2013, we incurred a net loss of $(509,213) as compared to a net loss of $(1,230,964) for the year ended December 31, 2012. The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

ColorStars products are sold in over 35 different countries around the world.

Product revenues for the fiscal year ended December 31, 2013 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$825,137	48.54%
Asia	$336,892	19.82%
USA	$430,021	25.30%
Others	$107,561	6.32%
Total	$1,699,611	100%

Product revenues for the fiscal year ended December 31, 2012 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$1,420,653	51.91%
Asia	$458,297	16.75%
USA	$557,428	20.37%
Others	$300,268	10.97%
Total	$2,736,466	100%

 Our revenue reported in fiscal year 2013 and 2012 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2013 and 2012 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2013:

		Less than						After
Contractual Obligation	Total	1 Year		1-3 Years		3-5 Years		5 Years

Short-term debt Obligations(1)	$402,212	$402,212	$		$		$
Notes Payable(2)
Due to Stockholder(3)
Non-current debt(4)
Operating Leases(5)	129,512	72,398		57,114

Total contractual cash obligations	$531,724	$474,610		$57,114	$		$

(1)	Short-term debt obligations: Short-term loans from local banks.

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

(3)	Due to Stockholder: This is the short-term loan from any major stockholders

(4)	Non-Current debt: Long term loans from Taiwan Banks.

(5)	Operating Leases: Office leases in Taiwan and Corona, California USA.

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

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                                                                                                   26

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

TABLE OF CONTENTS

                                                                                                                                                                                                                                                                                                                                    PAGE NO.

Report of Independent Registered Public Accountant                                                                                                                                                                                                                                                 1

Audited Consolidated Balance Sheets as of

December 31, 2013 and December 31, 2012                                                                                                                                                                                                                                                          2

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended

   December 31, 2013 and 2012                                                                                                                                                                                                                                                                                       3

Audited Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended

   December 31, 2013 and 2012                                                                                                                                                                                                                                                                                       4

Audited Consolidated Statements of Cash Flows for the years ended

   December 31, 2013 and 2012                                                                                                                                                                                                                                                                                       5

Notes to Consolidated Financial Statements                                                                                                                                                                                                                                                                 6-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of ColorStars Group:

I have audited the consolidated balance sheets of ColorStars Group as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ColorStars Group as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

_________________________________

/s/ Michael F. Albanese,CPA

_______________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 28, 2014

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

December 31,

Assets

	2013	2012
Current assets:
Cash and equivalents	$186,957

		$406,100
Accounts receivable, net of allowance for doubtful accounts of $59,307 and $42,227 at December 31, 2013 and 2012	126,025	189,468
Inventory	793,335	802,848
Prepaid expenses and other current assets	65,459	124,104

Total current assets	1,171,776	1,522,520

Equipment, net of accumulated depreciation	153,062	181,945
Investments	223,990	479,026
Deferred income tax	-	89,000
Intangible assets	139	1,272

Total assets	$1,548,967	$2,273,763

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$402,212	$413,351
Accounts payable	187,443	$305,855
Accrued expenses	20,913	$27,578
Receipts in advance and other current liabilities	8,853	16,606

Total current liabilities	619,421	763,390

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2013 and 2012	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	261,108	332,722
Accumulated deficit	(2,511,241)	(2,002,028)

Total stockholders’ equity	929,546	1,510,373

Total liabilities and stockholders’ equity	$1,548,967	$2,273,763

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

 (IN US$)

For the years ended December 31,

	2013	2012

Net sales	$1,699,611	$2,736,466

Cost of goods sold

	1,132,053	1,883,714

Gross profit	567,558	852,752

Operating expenses

Selling, general and administrative	801,655	1,226,243
Research and development	81,391	106,984

Total operating expenses	883,046	1,333,227

Loss from operations

	(315,488)	(480,475)

Other income (expenses)

Interest expense (net)	(11,970)	(12,109)
Share of investee’s operating results (net)	(173,570)	(40,648)
Impairment of investment	-	(671,094)
Gain on disposal of investment	52,159
Gain (loss) on foreign exchange, net	27,062	(44,088)
Other, net	8,202	11,242

Loss before income tax

	(413,605)	(1,237,172)

Income tax (expense) benefit

	(95,608)	6,208

Net loss

	$(509,213)	$(1,230,964)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:	2013	2012
Net loss	(509,213)	(1,230,964)
Other comprehensive loss:
Foreign currency translation, net of taxes	(71,614)	106,195

Comprehensive loss

	$(580,827)	$(1,124,769)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2011	67,448,890	$67,449	$3,112,230	$(771,064)	$226,527	$2,635,142
Foreign currency translation	-	-	-	-	106,195	106,195
Net loss	-	-	-	(1,230,964)	-	(1,230,964)

Balance, December 31, 2012	67,448,890	$67,449	$3,112,230	$(2,002,028)	$332,722	$1,510,373
Foreign currency translation	-	-	-	-	(71,614)	(71,614)
Net loss	-	-	-	(509,213)	-	(509,213)

Balance, December 31, 2013	67,448,890	$67,449	$3,112,230	$(2,511,241)	$261,108	$929,546

  The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

For the years ended December 31,

	2013	2012

Cash flows from operating activities

Net loss	$(509,213)	$(1,230,964)
Depreciation and amortization	44,017	46,257
Provision for doubtful accounts	33,965	32,641
Share of associate’s operation result	173,570	40,648
Impairment of investment	-	671,094
Gain on disposal of investment	(52,159)
Loss on disposal of property	197
Deferred income tax	89,000
Changes in operating assets and liabilities:
Accounts receivable	29,478	76,941
Inventories	9,513	18,251
Prepaid expenses and other current assets	58,645	42,477
Accounts payable	(118,412)	(158,799)
Accrued expenses	(6,665)	(21,497)
Receipts in advance and other current liabilities	(7,753)	3,192

Cash flows (used in) operating activities	(255,817)	(479,759)

Cash flows from investing activities

Addition to fixed assets	(22,779)	(67,505)
Proceed on disposal of investment	105,840
Proceed on disposal of fixed assets	3,930

Cash flow (used in) investing activities	86,991	(67,505)

Cash flows from financing activities

Loan from (paid to) stockholder	-	(100,000)

Cash flow (used in) provided from financing activities	-	(100,000)

Effect of exchange rate changes on cash and cash equivalents	(50,317)	64,286

Net (decrease) in cash and cash equivalents	(219,143)	(582,978)
Beginning cash and cash equivalents	406,100	989,078

Ending cash and cash equivalents	$186,957	$406,100

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$12,177	$12,608
Income taxes	929	24,645

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

Basis of Presentation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary.  All significant inter-company transactions and balances have been eliminated in consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $59,307 and $42,227 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2013 and 2012, the allowance for obsolete inventory was $112,000 and $115,102 respectively.

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

At December 31, 2013 and 2012, the Company has investments stated at cost and investments accounted for under the equity method of accounting.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Recently Adopted Accounting Pronouncements

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2013, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2013, such losses have been within management’s expectations.

In fiscal year 2013, products sold to the Company’s largest customer, accounted for approximately 8.23% of the total revenue for fiscal year 2013 (2012 – 8.07%). Products purchased from the Company’s largest suppliers, Anteya Technology Corp, accounted for approximately 64.06% of the total purchases for fiscal year 2013 (2012 - 59.51%).

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	2013	2012

Net (loss) income attributable to common stockholders	$(509,213)	$(1,230,964)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 6 - Accumulated Other Comprehensive loss

The following table includes the changes in accumulated other comprehensive (loss) by component under the ASC on “Comprehensive Income” for the year ended December 31, 2013:

Foreign currency translation

Balance, December 31, 2012	$332,722
Foreign currency translation, net of taxes	(71,614)

Balance, December 31, 2013	$261,108

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment

	2013	2012

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$425,345	$799,131
Interest in Anteya’s net income	(173,570)	(41,398)
Impairment for the year	-	(378,173)
Exchange difference	(27,785)	45,785

Carrying value at the end	223,990	425,345

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	196,087
Interest in Fin-Core’s net loss	-	-
Impairment for the year	-	(204,563)
Exchange difference	-	8,476

Carrying value at the end	-	-

Cost-method investments – Phocos AG
At cost	53,681	142,038
Impairment for the year	-	(88,357)
Disposed during the year	(53,681)	-

Carrying value at the end	-	53,681

	$223,990	$479,026

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at December 31, 2013 and December 31, 2012.  The Company recorded the investment in Fin-Core Corporation at cost, less accumulated impairments.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO84,000 or USD105,840. The sale of the investment resulted in a USD52,159 gain.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. for the year ended December 31, 2013 and 2012 (in US dollars) are as follows:

Balance sheet	2013	2012

Current assets	$3,655,318	$4,634,083
Non-current assets	799,974	730,201

Total assets	4,455,292	5,364,284

Current liabilities	2,891,306	2,475,513
Non-current liabilities	358,049	762,048
Stockholders’ equity	1,205,937	2,126,723

Total stockholders’ equity and liabilities	$4,455,292	$5,364,284

Statement of operation	2013	2012

Net sale	$2,916,794	$4,820,371
Cost of goods sold	(2,519,478)	(3,795,011)

Gross profit	397,316	1,025,360
Operating and non-operating expenses	(1,203,821)	(1,225,526)

Net profit (loss)	$(806,505)	$(200,166)

Note 8 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	2013	2012

Finished goods	$793,335	$802,848

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Intangible Assets

	2013	2012
Intangible assets:
Amortizable intangible assets	$41,433	$42,580
Accumulated amortization	(41,294)	(41,308)

Total	$139	$1,272

Identifiable intangible assets, which are subject to amortization, consist primarily of patents and trademark. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

Note 10 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2013	2012

Plant and equipment:
Machinery equipment	$172,589	$177,369
Transportation equipment	22,664	16,879
Office equipment	141,898	145,280
Other	236	242

Total cost	337,387	339,770

Accumulated depreciation:
Machinery equipment	86,365	63,483
Transportation equipment	630	10,783
Office equipment	97,094	83,317
Other	236	242

Total accumulated depreciation	184,325	157,825

Plant and equipment – net	$153,062	$181,945

Depreciation was $42,913 and $46,257 for the years ended December 31, 2013 and 2012 respectively.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income taxes

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

The income tax provision information is provided as follows:

	2013	2012
Component of income (loss) before income taxes:
United States	$(197,231)	$(315,254)
Foreign	(216,374)	(921,918)
Income (loss) before income taxes	(413,605)	(1,237,172)

Provision for income taxes
U.S. federal	-	-
State and local	(907)	(800)
Foreign	(5,701)	7,008
Income tax benefit	(6,608)	6,208

Deferred – valuation allowance for deferred tax assets	(89,000)	-
	(95,608)	6,208

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Federal income taxes at applicable statutory rates	$(144,761)	$(433,010)
Adjustment resulting from the tax effect of:
State income tax	(907)	(800)
Foreign tax rate differential	21,637	92,191
Loss with no tax benefit provided	77,431	289,257
Non-deductible expenses and other	39,992	58,570
	(6,608)	6,208

As of December 31, 2013, there was gross U.S. federal net operating loss carried forwards of approximately $670,000, which may be available to offset future federal income tax liabilities. Because it is more likely than not that the Company will not realize its deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2033.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Accrued expenses

	2013	2012

Salaries and allowance	$4,931	$16,351
Insurance	11,959	7,138
Others	4,023	4,089

	$20,913	$27,578

Note 13 - Bank short term debt

	2013	2012

Bank loan payable to Taiwan banks	$402,212	$413,351

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 2013 is 1.94% per annum, as of December 31, 2012, interest rate ranges from 3.15% to 3.166% per annum.  The short term debt is secured by:

1.               personal guarantee from a director

2.               the realty property of spouse of a director

Note 14- Geographic Information

Product revenues for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Customers based in:
Europe	$825,137	$1,420,653
Asia	336,892	458,297
United States	430,021	557,248
Others	107,561	300,268

	$1,699,611	$2,736,466

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2013 and 2012:

	2013	2012

Purchase from Anteya Technology Corp	$685,407	$1,125,062
Rent paid to Mr. Wei-Rur Chen	48,510	48,703

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	2013	2012
Liabilities:
Anteya Technology Corp	$107,498	$148,798

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of December 31, 2013.  All transactions were at market-based prices.

Note 16 – Commitments

	2013	2012

Rent expenses	$113,158	$124,024

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2013 are as follows:

2014	72,398
2015	57,114

$129,512

Note 17– Subsequent Events

The Company evaluated all events subsequent to December 31, 2013 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported other than below:

The Company borrowed a short-term loan in sum of NTD3,000,000, equivalent to USD100,000, from Bank SinoPac (located in Taiwan) on March 3, 2014.  The interest rate is 1.94% per annum and is due on September 2, 2014.  The loan is secured by the property of the spouse of a director.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At this time, we do not have any changes in and disagreements with accountants and financial disclosure to report.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

                                                                                                                                                                                                                                         45

There was no change in our internal control over financial reporting during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

NAME	AGE	OFFICES HELD

Wei Rur Chen	53	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	59	Director

Mei-Ying Chiu	61	Secretary and Director

WEI RUR CHEN, age 53, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 59 has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

MEI-YING (EASTER) CHIU, age 61, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

The business address for each of our officers and directors is 10F, No. 566 JungJeng Rd., Sindian City, Taipei County 231, Taiwan, R.O.C.

Our bylaws authorize no less than one (1) and no more than seven (7) directors .  We currently have three (3) Directors.

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

Significant Employees .

None.

ITEM 10.	EXECUTIVE COMPENSATION

  Board of Directors

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the board of directors to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2010, 2012 and 2013 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

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

Pursuant to the Employment Agreement, Mr. Chen shall receive the following compensation in exchange for his services:

(i)              an annual base salary in the amount of NT $715,000 (US $20,500)

(ii)            no compensation was taken for bonus, vehicle allowance or stock options in 2013

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen-- CEO, President and CFO (1)	2013 2012 2011	$20,500 $24,000 $20,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$20,500 $24,000 $20,000
Mei-Ying (Easter) Chiu--Secretary and Director	2013 2012 2011	$36,833 $40,000 $40,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$36,833 $40,000 $40,000

(1) As the Company was not profitable in 2013, Mr. Chen accepted a reduced salary.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2013 by:

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of December 31, 2013.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1 st Road Sindian District, New Taipei City 231,Taiwan, R.O.C.	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Mark Amersey and Nitin Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	3,031,600	4.49%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,076,050	6.04%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan, R.O.C.	Shareholder	2,119,096	3.14%
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65%

                                                                                                                                                                                                                                           49

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                   INDEPENDENCE

Company had two related party transactions during 2013.

The Company leases office space from Mr. Wei-Rur Chen. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock. The term for the lease agreement is from November 2010 to November 2015. During 2013, the Company paid USD $48,510  in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of December 31, 2013.  All transactions were at market-based prices.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees (1)	$37,250	$37,250
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total Fees paid to auditor	$37,250	$37,250

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2013 and 2012.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.           The information required by this item is included in Item 8 of Part II of this annual report.

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

                                                                                                                                                                                                                                                  51