Form 10-K/A
period 2013-12-31
ColorStars Group
filed 2014-04-21
CIK 1418780

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

NO DOCUMENTS INCORPORATED BY REFERENCE

{

EXPLANATORY NOTE

ColorStars Group is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 11, 2014 (the “Original Filing”) for the purpose of correcting calculation errors found in the XBRL data pertaining to the 2012 Audited Consolidated Financial Statements.  The calculation errors were specifically found in the 2012 Consolidated Statement of Operations and Comprehensive Loss and the 2012 Consolidated Statements of Cash Flows.

ColorStars Group is also filing this Amendment to correct a formatting error in the Original Filing that caused the “Mine Safety Disclosures,” which are not applicable to ColorStars, to be left out and the Original Filing Item numbers, beginning with Item 4, to be labeled incorrectly.

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

	High		Low

Year Ended December 31, 2013
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

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

                                                                                                                                                                                                                                                25

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

_________________________________

/s/ Michael F. Albanese, CPA

_________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 28, 2014

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

Assets

	December 31, 2013	December 31, 2012
Current assets:
Cash and equivalents	$186,957

		$406,100
Accounts receivable, net of allowance for doubtful accounts of $59,307 and $42,227 at December 31, 2013 and 2012	126,025	189,468
Inventory	793,335	802,848
Prepaid expenses and other current assets	65,459	124,104

Total current assets	1,171,776	1,522,520

Equipment, net of accumulated depreciation	153,062	181,945
Investments	223,990	479,026
Deferred income tax	-	89,000
Intangible assets	139	1,272

Total assets	$1,548,967	$2,273,763

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$402,212	$413,351
Accounts payable	187,443	$305,855
Accrued expenses	20,913	$27,578
Receipts in advance and other current liabilities	8,853	16,606

Total current liabilities	619,421	763,390

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2013 and 2012	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	261,108	332,722
Accumulated deficit	(2,511,241)	(2,002,028)

Total stockholders’ equity	929,546	1,510,373

Total liabilities and stockholders’ equity	$1,548,967	$2,273,763

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

 (IN US$)

	December 31, 2013	December 31, 2012

Net sales	$1,699,611	$2,736,466

Cost of goods sold

	1,132,053	1,883,714

Gross profit	567,558	852,752

Operating expenses

Selling, general and administrative	801,655	1,226,243
Research and development	81,391	106,984

Total operating expenses	883,046	1,333,227

Loss from operations

	(315,488)	(480,475)

Other income (expenses)

Interest expense (net)	(11,970)	(12,109)
Share of investee’s operating results (net)	(173,570)	(40,648)
Impairment of investment	-	(671,094)
Gain on disposal of investment	52,159
Gain (loss) on foreign exchange, net	27,062	(44,088)
Other, net	8,202	11,242

Loss before income tax

	(413,605)	(1,237,172)

Income tax (expense) benefit

	(95,608)	6,208

Net loss

	$(509,213)	$(1,230,964)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(509,213)	(1,230,964)
Other comprehensive loss:
Foreign currency translation, net of taxes	(71,614)	106,195

Comprehensive loss

	$(580,827)	$(1,124,769)

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

                                                                                                                                                                                                                                                  48

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

The Company had two related party transactions during 2013.

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

(c)	Not applicable.

                                                                                                                                                                                                                                                 51

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on Form 10-K of ColorStars Group;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 16, 2014	/s/ Wei-Rur Chen
Wei-Rur Chen, President and CEO

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on Form 10-K of ColorStars Group;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 16, 2014	/s/ Wei-Rur Chen
Wei-Rur Chen, CFO

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K/A Amendment No. 1 to Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Executive Officer

April 16, 2014

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K/A Amendment No. 1 to Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Financial Officer

April 16, 2014

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.