Form 10-Q
period 2014-03-31
ColorStars Group
filed 2014-05-15
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	March 31, 2013	December 31, 2013
Assets
Current assets:
Cash and equivalents	$192,493	$186,957
Accounts receivable, net of allowance for doubtful accounts of $54,755 at March 31, 2014 and $59,307 at December 31, 2013	83,065	126,025
Inventory	770,294	793,335
Prepaid expenses and other current assets	62,425	65,459

Total current assets	1,108,277	1,171,776

Equipment, net of accumulated depreciation	141,166	153,062
Investments	167,015	223,990
Deferred income tax assets	-	-
Intangible assets	-	139

Total assets	$1,416,458	$1,548,967

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$492,627	$402,212
Accounts payable	74,676	187,443
Accrued expenses	51,947	20,913
Receipts in advance and other current liabilities	11,597	8,853

Total current liabilities	630,847	619,421

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2014 and December 31, 2013	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	254,447	261,108
Accumulated deficit	(2,648,515)	(2,511,241)

Total stockholders’ equity	785,611	929,546

Total liabilities and stockholders’ equity	$1,416,458	$1,548,967

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

Three months ended March 31,
	2014	2013

Net sales	$212,331	$456,867
Cost of goods sold	157,677	283,725

Gross profit	54,654	173,142
Operating expenses
Selling, general and administrative	153,548	215,514
Research and development	-	15,704

Total operating expenses	153,548	231,218

Loss from operations	(98,894)	(58,076)

Other income (expenses)
Interest expense (net)	(1,894)	(3,263)
Share of investee’s operating results (net)	(54,650)	(104,106)
Gain (loss) on foreign exchange, net	10,531	35,378
Other, net	5,970	1,401

Loss before income tax	(138,937)	(128,666)
Income tax benefit (expense)	1,663	(7,824)

Net loss	(137,274)	(136,490)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(137,274)	(136,490)
Other comprehensive loss:
Foreign currency translation, net of taxes	(6,661)	(68,604)

Comprehensive loss	$(143,935)	$(205,094)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For three months ended March 31,
	2014	2013

Cash flows from operating activities
Net (loss)	$(137,274)	$(136,490)
Depreciation and amortization	9,436	11,303
Provision for doubtful accounts	2,300	2,489
Share of investment loss	56,975	132,702
Changes in operating assets and liabilities:
Accounts receivable	40,660	14,589
Inventories	23,042	18,237
Prepaid expenses and other current assets	3,033	5,123
Accounts payable	(112,767)	(136,735)
Accrued expenses	31,034	7,963
Receipts in advance and other current liabilities	2,744	9,607

Cash flows (used in) operating activities	(80,817)	(71,212)

Cash flows from financing activities
Increase in short-term loans	90,415	-

Cash flows provided from financing activities	90,415	-

Effect of exchange rate changes on cash and cash equivalents	(4,062)	(75,392)

Net (decrease) in cash and cash equivalents	5,536	(146,604)
Beginning cash and cash equivalents	186,957	406,100

Ending cash and cash equivalents	$192,493	$259,496

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,895	$3,262
Tax paid	$(1,663)	$7,824

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2014 and 2013 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through March 31, 2014, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through March 31, 2014, such losses have been within management’s expectations.

For the three months ended March 31, 2014, products sold to the Company’s largest customer, accounted for approximately 19.93%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 79.81% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

Three months ended Mar 31,
	2014	2013

Net loss attributable to common stockholders	$(137,274)	$(136,490)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earning s per share attributable to common stockholder Basic and diluted	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive loss were as follows:

Foreign currency translation

Balance, December 31, 2013	261,108
Foreign currency translation, net of taxes	(6,661)

Balance, March 31, 2014	254,447

Balance, December 31, 2012	332,722
Foreign currency translation, net of taxes	(68,604)

Balance, March 31, 2013	264,118

Note 7 - Long Term Investment

	March 31, 2014	December 31, 2013

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$223,990	$425,345
Share of associate’s loss	(54,363)	(173,570)
Exchange difference	(2,612)	(27,785)

Carrying value at the end	167,015	223,990

Cost-method investments – Phocos
At cost	-	53,681
Impairment for the year	-	(53,681)

Carrying value at the end	-	-

	$167,015	$223,990

                                                                                                                                                                                                                                                 8

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investment (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 20%.  See also Note 15.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at March 31, 2014 and December 31, 2013.  The Company recorded the investment in Fin-Core Corporation at cost, less accumulated impairments.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO $84,000 or USD $105,840. The sale of the investment resulted in a USD $52,159 gain.

The unaudited financial information of Anteya Technology Corp. as of March 31, 2014 and December 31, 2013 and for three months ended March 31, 2014 and 2013 (in US dollars) are as follows:

Balance sheet	March 31, 2014	December 31, 2013

Current assets	$3,660,965	$3,655,318
Non-current assets	935,099	799,974

Total assets	4,596,064	4,455,292

Current liabilities	3,118,829	2,891,306
Non-current liabilities	266,495	358,049
Stockholders’ equity	1,210,739	1,205,937

Total stockholders’ equity and liabilities	$4,596,063	$4,455,292

	Three months ended March 31,
Statement of operation	2014	2013

Net sale	$415,594	$686,140
Cost of goods sold	(442,763)	(591,635)

Gross profit	(27,169)	94,505
Operating and non-operating expenses	(246,081)	(306,337)

Net profit	$(273,250)	$(211,832)

                                                                                                                                                                                                                                                  9

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2014	December 31, 2013

Finished goods	$770,294	$793,335

Note 9 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2014 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2014 (inclusive).

The income tax provision information is provided as follows:

Three months ended March 31,
	2014	2013
Component of income (loss) before income taxes:
United States	$(58,249)	$(56,312)
Foreign	(80,688)	(72,354)

Income (loss) before income taxes	$(138,937)	$(128,666)

Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$(1,663)	$7,824

Income tax (benefit) expense	$(1,663)	$7,824

Note 10 - Accrued Expenses

	March 31, 2014	December 31, 2013

Salaries and allowance	$10,918	$4,931
Insurance	4,240	11,959
Tax payable	1,362	-
Others	35,427	4,023

	$51,947	$20,913

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Bank Short Term Debt

	March 31, 2014	December 31, 2013

Bank loan payable to Taiwan banks	$492,627	$402,212

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2014 is 1.94% per annum, as of December 31, 2013, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 12 - Geographic Information

Product revenues for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended Mar 31,
	2014	2013
Customers based in:
Europe	$134,318	$224,963
Asia	24,524	71,005
United States	52,584	55,329
Others	905	105,570

	$212,331	$456,867

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2014 and 2013:

Three months ended March 31,
	2014	2013

Purchase from Anteya Technology Corp	$72,969	$193,692
Rent paid to Mr. Wei-Rur Chen	11,886	12,206

                                                                                                                                                                                                                                                   11

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2014	December 31, 2013
Liabilities:
Anteya Technology Corp	$55,384	$107,498

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 20% of the outstanding common stock of Anteya Technology Corp as of March 31, 2014.  All transactions were at market-based prices.

Note 14 - Commitments

Three months ended March 31,
	2014	2013

Rent expenses	$24,897	$31,427

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2014 are as follows:

2014	47,292
2015	40,198

$87,490

Note 15 - Subsequent Events

The Company evaluated all events subsequent to March 31, 2014 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported, except below:

On April 11, 2014, Anteya Corporation issued an additional of 1,000,000 shares which increased its total outstanding shares from 6,500,000 shares to 7,500,000 shares.  The Company decided not to subscribe any of these newly issued shares.  As a result, the Company's equity in Anteya decreased to 17.33% from 20%, after the issuance of 1,000,000 new shares.

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

In 2004, ColorStars, Inc. based in Taiwan acquired 20% of the outstanding common shares of Anteya Technology Corporation.  Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines.  On August 16, 2012, Anteya increased its share capital from 5,000,000 shares to 6,500,000 shares, and we subscribed for 300,000 additional shares at par value. The Company now holds a total of 1,300,000 shares in Anteya representing a total investment of NTD $27,304,000 (USD $910,492).  The Company did not subscribe additional shares in Anteya when Anteya increased its outstanding shares from 6,500,000 shares to 7,500,000 shares. As a result, the Company’s equity position in Anteya decreased from 20% to 17.33%.

On October 13, 2008 we acquired 2,800 shares in a German company, Phocos AG. On May 27, 2013, the Company sold its 2,800 shares of Phocos AG to MUUS Horizen Fund 1, LP for $30 EU per share ($84,000 EU in total). The Company has no remaining stake in Phocos AG.

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2014to Three Months Ended March 31, 2013

Net Sales.  Net sales decreased to $212,331for the three months ended March 31, 2014, from $456,867 for the three months ended March 31, 2013. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers.

Cost of Goods Sold.  Cost of goods sold decreased to $157,677 for the three months ended March 31, 2014 from $283,725 for the three months ended March 31, 2013.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $54,654for the three months ended March 31, 2014 from $173,142 for the three months ended March 31, 2013. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 25.74% for the three months ended March 31, 2014 from 37.90% for the three months ended March 31, 2013.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $153,548 for the three months ended March 31, 2014 from $215,514 for the three months ended March 31, 2013.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $0 for the three months ended March 31, 2014from $15,704 for the three months ended March 31, 2013.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2013.

Depreciation and Amortization.  Depreciation and amortization decreased to $9,436 for the three months ended March 31, 2014from $11,303for the three months ended March 31, 2013.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei bead office established in 2012.

Interest Expense.  Interest expense decreased to $1,894 for the three months ended March 31, 2014 from $3,263 for the three months ended March 31, 2013.  The decrease in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the three months ended March 31, 2014, we incurred a net loss of $(137,274) as compared to a net loss of $(136,490) for the three months ended March 31, 2013.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2014, net cash used in operating activities was $(80,817) compared with $(71,212) used in operating activities for the three months ended March 31, 2013.  The cash flow used in operating activities in the three months ended March 31, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.  The cash flow used in operating activities in the three months ended March 31, 2013 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.

Net cash provided by (used in) investing activities.  During the three months ended March 31, 2014, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2013.

Net cash provided by (used in) financing activities.  During the three months ended March 31, 2014, net cash provided by financing activities was $90,415 compared with $0 used in financing activities for the three months ended March 31, 2013.   The cash flow provided by financing activities in the three months ended March 31, 2014 was primarily the result of an increase of a short term loan of 3 million New Taiwan Dollars from Bank Sinopac of Taiwan.

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

We currently have outstanding short-term loans with Bank SinoPac of Taiwan. We entered into two written, short-term loan agreements with this bank on Oct. 25, 2013, and March 3, 2014, respectively. The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	TwelveMillion New Taiwan Dollars (NTD $12,000,000)(1)	Oct. 25, 2013 to April 24, 2014 (3)	Floating at 1.94% per annum
Bank SinoPac of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (2)	March 3, 2014 to Sep. 2, 2014	Floating at 1.94% per annum

(1)  NTD $12,000,000 is approximately USD $400,000.00. This loan was due on April 24, 2014 and was then extended to October 22, 2014.

(2)  NTD $3,000,000 is approximately USD $100,000.00

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products.  In order to increase our cash flow, we are continuing our efforts to stimulate sales.

Recent Developments

               On October 25, 2013, we closed on a short-term loan with Bank SinoPac with a maximum credit line of Seventeen Million New Taiwan Dollars (NTD $17,000,000). The term of this loan is October 25, 2013 to April 24, 2014 and the interest rate is fixed at 1.94% per annum, with interest payments due on the 25th of each month. This credit line was extended to October 22, 2014 on April 24, 2014.

               Currently, we have a total principal balance of Fifteen Million New Taiwan Dollars (NTD $15,000,000). This amount was used to pay in full the three short-term loans from Hua Nan Commercial Bank of Taiwan on October 25, 2013, and funding for operations.

               As of March 31, 2014, NTD $17,000,000 is approximately USD $566,666 and NTD $15,000,000 is approximately USD $500,000.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended March 31, 2014, the Company paid USD $11,886 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings.

               There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or finding of securities or commodities law violations.

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

None

          .

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

Dated: May 9, 2013	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors