Form 10-K/A
period 2013-12-31
ColorStars Group
filed 2014-07-30
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

NO DOCUMENTS INCORPORATED BY REFERENCE

{

EXPLANATORY NOTE

ColorStars Group is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission  (the “SEC”) on April 11, 2014 (the “Original Filing”), and later amended with a Form 10-K/A filed with the SEC on April 21, 2013 (“Amendment No. 1”) for the purpose of adding the required signature page.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b) and 15d-14(a) and (b).

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment No. 2 speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

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

On Dec. 20, 2012, Fin-Core Corporation decreased its total shares from 7,000,000 to 500,000. The Company’s invested cost and percentage of shareholding were unchanged after the share consolidation. The Company held 57,143 shares in Fin-Core after the consolidation. 12/

On December 28, 2012, Fin-Core increased its total shares to 1,100,000 shares with a new capital injection.  The Company decided to not participate in the new share subscription and kept its total shares at 57,143.  As a result, on December 31, 2012, the Company's equity interest in Fin-Core decreased to 5.19%. As a result of the consolidation and subsequent increase in outstanding shares, Fin-Core is no longer deemed our subsidiary.

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

The NGLIA also notes that, incandescent lamps, by far are the least efficient of the common lamp types, consume electrical energy equal to the output of more than 40 large power plants (according to the NGLIA website atwww.nglia.org/documents/SSL-Benefits.pdf ). According to the DOE, lighting accounts for 8% of all energy consumption in the United States and 22% of electricity nationwide. LEDs have the potential to reach 200 lm/W, compared to the efficacies of incandescent lamps at 15 lm/W and fluorescent tubes at 90 lm/W. If solid-state lighting replaced all existing lights, the DOE estimates customer savings of $115 billion by 2025 and a 10% reduction in greenhouse emission gases (according to the NGLIA website).

The NGLIA believes that the energy saving prospect for the use of SSL systems is significant. They estimate that when SSL reaches certain efficiencies, the U.S. will save annually the output of about 30 large power plants, or about 6-7% of our country’s total electrical energy usage. This will result in a savings of $17 billion in annual electrical costs (at 2003 rates). They also note that the accompanying environmental benefits are substantial, and include a reduction in carbon dioxide emissions of 155 million tons, and about a million tons in combined nitrous oxides and sulfur dioxide (according to the NGLIA website).

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

It is estimated that greenhouse gas emissions will be cut by 800,000 tons (Australia's current emission total is 564.7 million tons), a reduction of approximately 0.14%.

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

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at the SEC website.

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

None

.

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of December 31, 2013.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1 st Road Sindian District, New Taipei City 231,Taiwan, R.O.C.	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23%
Common Stock	Triad Trading Corporation (Mark Amersey) Cond Los Faroles 50 Metros Arr Desamparados, SA	Shareholder	3,031,600	4.49%
Common Stock	Circletex Corp. (Nitin Amersey) 300 Center Avenue Suite 202 Bay City, MI 48708	Shareholder	4,076,050	6.04%
Common Stock	Gideon Holding Inc. (Chuan-Chen Hu) 6FL.-2, No 108 Longjang Rd., Jhongshan Dist Taipei City 104 Taiwan, R.O.C.	Shareholder	2,119,096	3.14%
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

                                                                                                                                                                                         51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: July 23, 2014	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	July 23 , 2014
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	July 23 , 2014
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	July 23 , 2014
Mei-Ying Chiu

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on 10-K/A (Amendement No. 2) of ColorStars Group;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2014	/s/ Wei-Rur Chen
Wei-Rur Chen, President and CEO

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendement No. 2) of ColorStars Group;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2014	/s/ Wei-Rur Chen
Wei-Rur Chen, CFO

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K/A Amendment No. 2 to Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Executive Officer

July 23, 2014

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K/A Amendment No. 2 to Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Financial Officer

July 23, 2014

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.