Form 10-Q
period 2014-06-30
ColorStars Group
filed 2014-08-19
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and equivalents	$116,335	$186,957
Accounts receivable, net of allowance for doubtful accounts of $59,052 at June 30, 2014 and $42,227 at December 31, 2013	103,847	126,025
Inventory	785,076	793,335
Prepaid expenses and other current assets	54,585	65,459

Total current assets	1,059,843	1,171,776

Equipment, net of accumulated depreciation	134,121	153,062
Investments	182,310	223,990
Deferred income tax assets	853	-
Intangible assets	-	139

Total assets	$1,377,127	$1,548,967

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$502,160	$402,212
Accounts payable	96,571	187,443
Accrued expenses	17,320	20,913
Receipts in advance and other current liabilities	13,973	8,853

Total current liabilities	630,024	619,421

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at June 30, 2014 and December 31, 2013	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	286,528	261,108
Accumulated deficit	(2,719,104)	(2,511,241)

Total stockholders’ equity	747,103	929,546

Total liabilities and stockholders’ equity	$1,377,127	$1,548,967

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended June 30,
	2014	2013

Net sales	$287,755	$479,484
Cost of goods sold	203,590	326,569

Gross profit	84,165	152,915
Operating expenses
Selling, general and administrative	135,488	251,507
Research and development	5,983	15,453

Total operating expenses	141,471	266,960

Loss from operations	(57,306)	(114,045)

Other income (expenses)
Interest expense (net)	(2,352)	(2,821)
Share of investee’s operating results (net)	-	18,248
Gain (loss) on foreign exchange, net	(13,077)	(10,039)
Gain disposal of investment	-	52,159
Other, net	(3,256)	4,541

Loss before income tax	(75,991)	(51,957)
Income tax benefit (expense)	2,027	2,123

Net loss	(73,964)	(49,834)
Other comprehensive income (loss), net
Translation adjustment	32,081	4,005

Total comprehensive loss	$(41,883)	$(45,829)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Gain on disposal of investment
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Six months ended June 30,
	2014	2013

Net sales	$499,844	$936,493
Cost of goods sold	357,616	616,162

Gross profit	142,228	320,331
Operating expenses
Selling, general and administrative	289,022	468,266
Research and development	5,965	31,155

Total operating expenses	294,987	499,421

Loss from operations	(152,759)	(179,090)

Other income (expenses)
Interest expense (net)	(4,245)	(6,081)
Share of investee’s operating results (net)	(54,815)	(85,122)
Gain (loss) on foreign exchange, net	(2,475)	25,066
Gain on disposal of investment	-	52,159
Other, net	2,742	5,942

Loss before income tax	(211,552)	(187,126)
Income tax benefit (expense)	3,689	(5,641)

Net loss	$(207,863)	$(192,767)
Other comprehensive income (loss), net
Translation adjustment	(26,296)	(64,598)

Total comprehensive loss	$(234,159)	$(257,365)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended June 30,
	2014	2013

Cash flows from operating activities
Net (loss)	$(73,964)	$(49,834)
Depreciation and amortization	9,621	10,402
Gain on disposal of investment	-	(52,159)
Provision for doubtful accounts	-	23,340
Share of investment loss	-	(18,248)
Changes in operating assets and liabilities:
Other assets	-	-
Accounts receivable	(18,482)	(6,855)
Inventories	(14,783)	(3,876)
Prepaid expenses and other current assets	7,841	(14,495)
Accounts payable	21,895	70,032
Accrued expenses	(34,627)	(2,223)
Receipts in advance and other current liabilities	2,376	(14,135)

Cash flows (used in) operating activities	(100,123)	(58,051)

Cash flows from investing activities
Addition to fixed assets	-	-
Proceed from sales of investment	-	105,840

Cash flows provided from (used in) investing activities	-	105,840

Effect of exchange rate changes on cash and cash equivalents	23,965	(25)

Net increase (decrease) in cash and cash equivalents	(76,158)	47,764
Beginning cash and cash equivalents	192,493	259,496

Ending cash and cash equivalents	116,335	$307,260

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,414	$2,935
Tax paid	(2,026)	-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For six months ended June 30,
	2014	2013

Cash flows from operating activities
Net (loss)	$(207,863)	$(192,767)
Depreciation and amortization	18,561	21,890
Gain on disposal of investment	-	(52,159)
Provision for doubtful accounts	2,300	25,829
Share of investment loss	54,815	85,121
Changes in operating assets and liabilities:
Other assets	-	-
Accounts receivable	22,178	7,734
Inventories	8,259	14,361
Prepaid expenses and other current assets	10,874	(9,372)
Accounts payable	(90,872)	(66,703)
Accrued expenses	(3,593)	5,740
Receipts in advance and other current liabilities	5,120	(4,528)

Cash flows (used in) operating activities	(180,221)	(164,854)

Cash flows from financing activities
Increase in short-term loans	99,947

Cash flows provided from (used in ) financing activities	99,947

Cash flows from investing activities
Addition to fixed assets	-	-
Proceed from sale of investment	-	105,840

Cash flows provided from (used in) investing activities	-	105,840

Effect of exchange rate changes on cash and cash equivalents	9,652	(39,826)

Net (decrease) in cash and cash equivalents	(70,622)	(98,840)
Beginning cash and cash equivalents	186,957	406,100

Ending cash and cash equivalents	$116,335	$307260

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,309	$6,197
Tax paid	(3,689)	5,641

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the six months ended June 30, 2014 and 2013 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through June 30, 2014, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through June 30, 2014, such losses have been within management’s expectations.

For the six months ended June 30, 2014, products sold to the Company’s largest customer, accounted for approximately 18.43%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 68.93% of the total purchases.

Note 4 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss attributable to common stockholders	$(73,964)	$(49,834)	$(207,863)	$(192,767)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2013	$261,108
Foreign currency translation, net of taxes	(6,661)

Balance, March 31, 2014	254,447

Foreign currency translation, net of taxes	32,081

Balance, June 30, 2014	$286,528

Note 6 - Long Term Investments

	June 30, 2014	December 31, 2013

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$223,990	$425,345
Share of associate’s loss	(55,415)	(173,570)
Exchange difference	13,735	(27,785)

Carrying value at the end	182,310	223,990

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	-
Impairment for the year	-	-
Exchange difference	-	-

Carrying value at the end	-	-

Cost-method investments – Phocos
At cost	-	53,681
Impairment for the year	-	(53,681)

Carrying value at the end	-	-

Net value	$182,310	$223,990

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Investments (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 17.33%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at June 30, 2013 and December 31, 2012.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO84,000 or USD105,840. The sale of the investment resulted in a USD52,159 loss.

The unaudited financial information of Anteya Technology Corp. as of June 30, 2014 and December 31, 2013 and for six months ended June, 2014 and 2013 (in US dollars) are as follows:

Balance sheet	June 30, 2014	December 31, 2013

Current assets	$3,443,210	$3,655,318
Non-current assets	977,348	799,974

Total assets	4,420,558	4,455,292

Current liabilities	3,105,342	2,891,306
Non-current liabilities	209,570	358,049
Stockholders’ equity	1,105,646	1,205,937

Total stockholders’ equity and liabilities	4,420,558	$4,455,292

	Six months ended June 30,
Statement of operation	2014	2013

Net sale	$847,200	$1,547,428
Cost of goods sold	(895,048)	(1,340,105)

Gross profit	(47,848)	207,323
Operating and non-operating expenses	(494,092)	(571,562)

Net profit (loss)	$(541,940)	$(364,239)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2014	December 31, 2013

Finished goods	$785,076	$793,335

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Loss before provision for
income taxes	$(75,991)	$(51,957)	$(211,552)	$(187,126)

Provision for income taxes	$(2,027)	$(2,123)	$(3,689)	$5,641

Note 9 - Accrued Expenses

	June 30, 2014	December 31, 2013

Salaries and allowance	$12,553	$4,931
Insurance	4,513	11,959
Tax payable	174	-
Others	80	4,023

	$17,320	$20,913

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Bank Short Term Debt

	June 30, 2014	December 31, 2013

Bank loan payable to Taiwan banks	$502,160	$402,212

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 30, 2014 is 1.94% per annum, as of December 31, 2013, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 11 - Geographic Information

Product revenues for the six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Customers based in:
Europe	$133,305	$257,384	$267,627	$482,542
Asia	31,913	71,906	56,415	177,274
United States	122,537	117,162	174,895	198,481
Others	-	33,032	907	78,196

	$287,755	$479,484	$499,844	$936,493

Note 12 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013

Purchase from Anteya Technology Corp	$151,705	$395,992
Rent paid to Mr. Wei-Rur Chen	23,843	24,264

As of the balance sheet date indicated, the Company had the following receivable recorded with respect to related party transactions:

	Six months ended June 30,
	2014	2013
Receivable:
Mr. Wei-Rur Chen	5,653	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	June 30, 2014	December 31, 2013
Liabilities:
Anteya Technology Corp	$52,374	$107,498

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of June 30, 2014.  All transactions were at market-based prices.

Note 13 - Commitments

	Six months ended June 30,
	2014	2013

Rent expenses	$24,896	$62,626

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2014 are as follows:

2014	48,207
2015	40,976

$89,183

Note 14 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2014 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2014to Three Months Ended June 30, 2013

Net Sales.  Net sales decreased to $212,331 for the three months ended June 30, 2014, from $456,867 for the three months ended June 30, 2013. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers and big name players like Orsam and Philips in the MR16, and GU10 commodity type product range.

Cost of Goods Sold.  Cost of goods sold decreased to $157,677 for the three months ended June 30, 2014 from $283,725 for the three months ended June 30, 2013.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $54,654 for the three months ended June 30, 2014 from $173,142 for the three months ended June 30, 2013. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 28.45% for the three months ended June 30, 2014 from 34.20% for the three months ended June 30, 2013.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $153,548 for the three months ended June 30, 2014 from $215,514 for the three months ended June 30, 2013.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $5,983 for the three months ended June 30, 2014from $15,704 for the three months ended June 30, 2013.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2013.

Depreciation and Amortization.  Depreciation and amortization decreased to $9,436 for the three months ended June 30, 2014 from $11,303 for the three months ended June 30, 2013.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei office established in 2012.

Interest Expense.  Interest expense decreased to $2,352 for the three months ended June 30, 2014 from $2,821 for the three months ended June 30, 2013.  The decrease in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the three months ended June 30, 2014, we incurred a net loss of $(41,883) as compared to a net loss of $(45,829) for the three months ended June 30, 2013.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

                                                              17

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

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2014, net cash used in operating activities was $(100,123) compared with $(58,051) used in operating activities for the three months ended June 30, 2013.  The cash flow used in operating activities in the three months ended June 30, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables, inventories, and accrued expenses, and a decrease in account payables.  The cash flow used in operating activities in the three months ended June 30, 2013 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.

Net cash provided by (used in) investing activities.  During the three months ended June 30, 2014, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended June 30, 2013.

Net cash provided by (used in) financing activities.  During the three months ended June 30, 2014, net cash provided by financing activities was $0 compared with $105,840 used in financing activities for the three months ended June 30, 2013.   The cash flow provided by financing activities in the three months ended June 30, 2013 was primarily the result of proceeds from selling all of the Phocos stocks.

                  We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Bank SinoPac of Taiwan. We entered into two written, short-term loan agreements with this bank on April 24, 2014, and March 3, 2014, respectively. The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	TwelveMillion New Taiwan Dollars (NTD $12,000,000)(1)	April 24, 2014 to Oct. 22, 2014	Floating at 1.94% per annum
Bank SinoPac of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $3,000,000) (2)	March 3, 2014 to Sep. 2, 2014	Floating at 1.94% per annum

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

Recent Developments

               On April 24, 2014, we extended the short-term loan with Bank SinoPac with a maximum credit line of Seventeen Million New Taiwan Dollars (NTD $17,000,000). The term of this loan is April 24, 2014 to October 22, 2014 and the interest rate is fixed at 1.94% per annum, with interest payments due on the 25th of each month.

               Currently, we have a total principal balance of Fifteen Million New Taiwan Dollars (NTD $15,000,000). This amount was used to pay in full the three short-term loans from Hua Nan Commercial Bank of Taiwan on October 25, 2013, and funding for operations.

               As of June 30, 2014, NTD $17,000,000 is approximately USD $566,666 and NTD $15,000,000 is approximately USD $500,000.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended June 30, 2014, the Company paid USD $11,957 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of June 30, 2014.  All transactions were at market-based prices.

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
                                                                                                                                                                                                  21

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

Dated: August 11, 2014	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors