Form 10-Q
period 2014-09-30
ColorStars Group
filed 2014-11-19
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and equivalents	$156,232	$186,957
Accounts receivable, net of allowance for doubtful accounts of $59,140 at September 30, 2014 and $42,227 at December 31, 2013	101,419	126,025
Inventory	778,691	793,335
Prepaid expenses and other current assets	58,354	65,459

Total current assets	1,094,696	1,171,776

Equipment, net of accumulated depreciation	122,448	153,062
Investments	166,782	223,990
Intangible assets	-	139

Total assets	$1,383,926	$1,548,967

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$558,146	$402,212
Accounts payable	102,275	187,443
Accrued expenses	16,025	20,913
Receipts in advance and other current liabilities	28,960	8,853

Total current liabilities	705,406	619,421
Commitments and Contingencies – Note 13
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2014 and December 31, 2013	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	254,206	261,108
Accumulated deficit	(2,755,365)	(2,511,241)

Total stockholders’ equity	678,520	929,546

Total liabilities and stockholders’ equity	$1,383,926	$1,548,967

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended September 30,
	2014	2013

Net sales	$416,204	$345,430
Cost of goods sold	340,502	233,208

Gross profit	75,702	112,222
Operating expenses
Selling, general and administrative	120,999	177,146
Research and development	-	17,021

Total operating expenses	120,999	194,167

Loss from operations	(45,297)	(81,945)

Other income (expenses)
Interest expense (net)	(1,976)	(3,492)
Share of investee’s operating results (net)	-	(39,000)
Gain (loss) on foreign exchange, net	13,870	(9,493)
Other, net	(1,203)	44

Loss before income tax	(34,606)	(133,886)
Income tax benefit (expense)	(2,311)	611

Net loss	(36,917)	(133,275)
Other comprehensive income (loss), net
Translation adjustment	32,322	107,599

Total comprehensive loss	$(4,595)	$(25,676)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Nine months ended September 30,
	2014	2013

Net sales	$915,000	$1,281,480
Cost of goods sold	696,111	850,494

Gross profit	218,889	430,986
Operating expenses
Selling, general and administrative	410,083	645,237
Research and development	5,983	48,182

Total operating expenses	416,066	693,419

Loss from operations	(197,177)	(262,433)

Other income (expenses)
Interest expense (net)	(6,222)	(9,574)
Share of investee’s operating results (net)	(54,984)	(124,108)
Gain (loss) on foreign exchange, net	11,302	15,489
Gain on disposal of investment	-	52,159
Other, net	1,554	5,985

Loss before income tax	(245,527)	(322,482)
Income tax benefit (expense)	1,403	(5,014)

Net loss	$(244,124)	$(327,496)
Other comprehensive income (loss), net
Translation adjustment	6,902	43,000

Total comprehensive loss	$(237,222)	$(284,496)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended September 30,
	2014	2013

Cash flows from operating activities
Net (loss)	$(36,917)	$(133,275)
Depreciation and amortization	9,304	14,445
Provision for doubtful accounts	-	963
Share of investment loss	-	39,000
Changes in operating assets and liabilities:
Other assets	-	-
Accounts receivable	128	(26,396)
Inventories	6,385	(37,479)
Prepaid expenses and other current assets	(3,769)	22,923
Accounts payable	5,705	(41,436)
Accrued expenses	(1,295)	(5,479)
Receipts in advance and other current liabilities	14,987	6,983

Cash flows (used in) operating activities	(5,472)	(159,751)

Cash flows from financing activities
Proceeds from bank loan	55,987	-

Cash flows provided from (used in) financing activities	55,987	-

Effect of exchange rate changes on cash and cash equivalents	(10,618)	97,090

Net increase (decrease) in cash and cash equivalents	39,897	(62,661)
Beginning cash and cash equivalents	116,335	307,260

Ending cash and cash equivalents	156,232	$244,599

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$(1,978)	$(3,493)
Tax paid	2,286	627

The accompanying notes are an integral part of the financial statements.\

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net (loss)	$(244,124)	$(327,496)
Depreciation and amortization	27,865	36,297
Gain on disposal of investment	-	(52,159)
Provision for doubtful accounts	2,300	26,792
Share of investment loss	54,984	124,108
Changes in operating assets and liabilities:
Accounts receivable	22,306	(18,662)
Inventories	14,644	(23,118)
Prepaid expenses and other current assets	7,105	13,551
Accounts payable	(85,167)	(108,139)
Accrued expenses	(4,888)	261
Receipts in advance and other current liabilities	20,107	2,455

Cash flows (used in) operating activities	(184,868)	(326,110)

Cash flows from investing activities
Addition to fixed assets	-	-
Proceed from sale of investment	-	105,840

Cash flows provided from (used in) investing activities	-	105,840
Cash flows from financing activities
Increase in short-term loans	155,934

Cash flows provided from (used in ) financing activities	155,934

Effect of exchange rate changes on cash and cash equivalents	(1,791)	58,769

Net (decrease) in cash and cash equivalents	(30,725)	(161,501)
Beginning cash and cash equivalents	186,957	406,100

Ending cash and cash equivalents	$156,232	$244,599

Supplemental disclosure of cash flow information
Level 1 Inputs. Cash paid during the period for:
Interest	$6,287	$9,690
Tax paid	(1,403)	5,014

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the nine months ended September 30, 2014 and 2013 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2014.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through September 30, 2014, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through September 30, 2014, such losses have been within management’s expectations.

For the nine months ended September 30, 2014, products sold to the Company’s largest customer, accounted for approximately 18.03%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 32.78% of the total purchases.

Note 4 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss attributable to common stockholders	$(36,917)	$(133,275)	$(244,124)	$(327,496)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accumulated Other Comprehensive loss

The following table includes the changes in accumulated other comprehensive (loss) by component under the ASC on “Comprehensive Income” for the three months and nine months ended September 30, 2014:

Three months ended September 30, 2014	Foreign currency translation

Balance, June 30, 2014	$286,528
Foreign currency translation, net of taxes	(32,322)
Balance, September 30, 2014	$254,206

Nine months ended September 30, 2014	Foreign currency translation

Balance, December 31, 2013	$261,108
Foreign currency translation, net of taxes	(6,902)
Balance, September 30, 2014	$254,206

Note 6 - Long Term Investments

	September 30, 2014	December 31, 2013

Equity method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$223,990	$425,345
Share of associate’s loss	(54,984)	(173,570)
Exchange difference	(2,224)	(27,785)

Carrying value at the end	166,782	223,990

Cost-method investments – Phocos
At cost	-	53,681
Impairment for the year	-	(53,681)

Carrying value at the end	-	-

Net value	$166,782	$223,990

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Investments (continued)

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 17.33%.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at September 30, 2014 and December 31, 2013.  The Company recorded the investment in Fin-Core Corporation at cost, less accumulated impairments.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EURO84,000 or USD105,840. The sale of the investment resulted in a USD52,159 gain.

The unaudited financial information of Anteya Technology Corp. as of September 30, 2014 and December 31, 2013 and for nine months ended September, 2014 and 2013 (in US dollars) are as follows:

Balance sheet	September 30, 2014	December 31, 2013

Current assets	$3,669,958	$3,655,318
Non-current assets	983,420	799,974

Total assets	4,653,378	4,455,292

Current liabilities	3,597,591	2,891,306
Non-current liabilities	147,763	358,049
Stockholders’ equity	908,024	1,205,937

Total stockholders’ equity and liabilities	4,653,378	$4,455,292

	Nine months ended September 30,
Statement of operation	2014	2013

Net sale	$1,409,764	$2,178,089
Cost of goods sold	(1,383,157)	(1,894,189)

Gross profit	26,607	283,900
Operating and non-operating expenses	(746,690)	(837,575)

Net loss	$(720,082)	$(553,675)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2014	December 31, 2013

Finished goods	$778,691	$793,335

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

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Loss before provision for
income taxes	$(34,606)	$(133,886)	$(245,527)	$(322,482)

(Provision) benefit for income taxes	$(2,311)	$611	$1,403	$(5,014)

Note 9 - Accrued Expenses

	September 30, 2014	December 31, 2013

Salaries and allowance	$10,992	$4,931
Insurance	4,932	11,959
Tax payable	22	-
Others	79	4,023

	$16,025	$20,913

COLORSTARS GROUP AND SUBSIDIARIES

                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Bank Short Term Debt

	September 30, 2014	December 31, 2013

Bank loan payable to Taiwan banks	$558,146	$402,212

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 30, 2014 is 1.94% per annum, as of December 31, 2013, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 11 - Geographic Information

Product revenues for the six months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Customers based in:
Europe	$64,604	$185,955	$332,660	$667,574
Asia	199,872	60,859	255,233	237,794
United States	149,255	79,811	323,740	279,260
Others	2,473	18,805	3,367	96,852

	$416,204	$345,430	$915,000	$1,281,480

Note 12 - Related Party Transactions

The Company has recorded expenses and sales for the following related party transactions for nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013

Purchase from Anteya Technology Corp	$213,069	$544,659
Rent paid to Mr. Wei-Rur Chen	35,874	36,327
Sale to Anteya Technology Corp	165,016	-

As of the balance sheet date indicated, the Company had the following receivable recorded with respect to related party transactions:

	Nine months ended September 30,
	2014	2013
Receivable:
Mr. Wei-Rur Chen	2,400	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (continued)

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	September 30, 2014	December 31, 2013
Liabilities:
Anteya Technology Corp	$49,791	$107,498

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of September 30, 2014.  All transactions were at market-based prices.

Note 13 – Commitments and Contingencies:

	Nine months ended September 30,
	2014	2013

Rent expenses	$75,028	$87,798

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2014 are as follows:

2014	18,228
2015	65,818

$84,046

Note 14 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2014 through the date of the issuance of the financial statements and there are no other significant or material transactions to be reported.

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

Overview

(a)          Business Overview.

ColorStars Group (“we”, “us”, “our”, the “Company”) was initially incorporated in the Province of Ontario, Canada on January 21, 2005.  On November 3, 2005, we converted to a Nevada corporation.  We are a vertically integrated lighting company that develops light emitting diodes (“LED”) based lighting products for general consumer applications as well as LED lighting products for professional lighting installations.  Our LED lighting application development activity is focused in the areas of LED packaging, optical lens and heat management, retrofitting of existing LED lamps and bulbs, and general development of lighting fixtures for general and special lighting applications.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Net Sales.  Net sales increased to $416,204 for the three months ended September 30, 2014, from $345,430 for the three months ended September 30, 2013. The increase in sales was due to difficulty competing with lower priced products from Chinese manufacturers and big name players like Orsam and Philips in the MR16, and GU10 commodity type product range.

Cost of Goods Sold.  Cost of goods sold increased to $340,502 for the three months ended September 30, 2014 from $233,208 for the three months ended September 30, 2013.  The increase in cost of goods sold was primarily due to the increase in overall sales.

Gross Profit.  Gross profit decreased to $75,702 for the three months ended September 30, 2014 from $112,222 for the three months ended September 30, 2013. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage.  Gross profit percentage decreased to 18.19% for the three months ended September 30, 2014 from 32.49% for the three months ended June 30, 2013.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $120,999 for the three months ended September 30, 2014 from $177,146 for the three months ended September 30, 2013.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $0 for the three months ended September 30, 2014 from $17,021 for the three months ended September 30, 2013.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2013.

Depreciation and Amortization.  Depreciation and amortization decreased to $9,304 for the three months ended September 30, 2014 from $14,445 for the three months ended September 30, 2013.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei office established in 2012.

Interest Expense.  Interest expense decreased to $1,976 for the three months ended September 30, 2014 from $3,492 for the three months ended September 30, 2013.  The decrease in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the three months ended September 30, 2014, we incurred a net loss of $(36,917) as compared to a net loss of $(133,886) for the three months ended September 30, 2013.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Net Sales.  Net sales decreased to $915,000 for the nine months ended September 30, 2014, from $1,281,480 for the nine months ended September 30, 2013. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers and big name players like Orsam and Philips in the MR16, and GU10 commodity type product range.

Cost of Goods Sold.  Cost of goods sold decreased to $696,111 for the nine months ended September 30, 2014 from $850,494 for the nine months ended September 30, 2013.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $218,889 for the nine months ended September 30, 2014 from $430,986 for the nine months ended September 30, 2013. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 23.92% for the nine months ended September 30, 2014 from 33.64% for the nine months ended September 30, 2013.  The decrease in gross profit percentage was primarily due to price erosion in the global market due to increased competition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $410,083 for the nine months ended September 30, 2014 from $645,237 for the nine months ended September 30, 2013.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $5,983 for the nine months ended September 30, 2014 from $48,182 for the nine months ended September 30, 2013.  The decrease in R&D expenses is primarily due to completing the development and certification of the R5 and AMBY series of lamps in 2013.

Depreciation and Amortization.  Depreciation and amortization decreased to $244,124 for the nine months ended September 30, 2014 from $327,496 for the nine months ended September 30, 2013.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei office established in 2012.

Interest Expense.  Interest expense decreased to $6,222 for the nine months ended September 30, 2014 from $9,574 for the nine months ended September 30, 2013.  The decrease in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the nine months ended September 30, 2014, we incurred a net loss of $(244,124) as compared to a net loss of $(327,496) for the nine months ended September 30, 2013.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

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

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Net cash provided by (used in) operating activities.  During the three months ended September 30, 2014, net cash used in operating activities was $(5,303) compared with $(159,751) used in operating activities for the three months ended September 30, 2013.  The cash flow used in operating activities in the three months ended September 30, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables, inventories, and accrued expenses, and a decrease in account payables.  The cash flow used in operating activities in the three months ended September 30, 2013 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.

Net cash provided by (used in) investing activities.  During the three months ended September 30, 2014, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended September 30, 2013.

Net cash provided by (used in) financing activities.  During the three months ended September 30, 2014, net cash provided by financing activities was $55,987 compared with $0 used in financing activities for the three months ended September 30, 2013.   The cash flow provided by financing activities in the three months ended September 30, 2013 was primarily the result of increased short - term bank loan from Bank of SinoPac of Taiwan.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2014, net cash used in operating activities was $(184,868) compared with $(326,110) used in operating activities for the nine months ended September 30, 2013.  The cash flow used in operating activities in the nine months ended September 30, 2014 was primarily the result of the Company incurring a net loss, a decrease of accounts receivables, inventories, accounts payable and accrued expenses and an increase in receipts in advance.  The cash flow used in operating activities in the nine months ended September 30, 2013 was primarily the result of the Company incurring a net loss, an increase of accounts receivables, and inventories, and a decrease in account payables.

             Net cash provided by (used in) investing activities.  During the nine months ended September 30, 2014, net cash used in investing activities was $-0- compared with $105,840 provided in investing activities for the nine months ended September 30, 2013.  The increase of net cash provided by investing activities ended nine months September 30, 2013 was primarily the result of proceeds from selling all of the Phocos stocks.

           Net cash provided by (used in) financing activities.  During the nine months ended September 30, 2014, net cash provided by financing activities was $155,934 compared with $0 used in financing activities for the nine months ended September 30, 2013.   The cash flow provided by financing activities in the nine months ended September 30, 2014 was primarily the result of increased short-term bank loan from Bank of SinoPac of Taiwan.

                  We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have outstanding short-term loans with Bank SinoPac of Taiwan. We entered into two written, short-term loan agreements with this bank on September 1, 2014, and September 15, 2014, respectively. The loans are secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreements are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Fifteen Million New Taiwan Dollars (NTD $15,000,000)(1)	Sept. 2, 2014 to March 1, 2015	Floating at 1.94% per annum
Bank SinoPac of Taiwan	ColorStars, Inc.	Three Million New Taiwan Dollars (NTD $2,000,000) (2)	Sept. 15, 2014 to March 14, 2015	Floating at 1.94% per annum

(1)   NTD $15,000,000 is approximately USD $500,000.00.

(2)   NTD $2,000,000 is approximately USD $66,666.00

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products.  In order to increase our cash flow, we are continuing our efforts to stimulate sales.

Recent Developments

               Currently, we have a total principal balance on the above notes of Seventeen Million New Taiwan Dollars (NTD $17,000,000). This amount was used to pay in full the three short-term loans from Hua Nan Commercial Bank of Taiwan on October 25, 2013, and funding for operations.

               As of September 30, 2014, NTD $17,000,000 is approximately USD $566,666.

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

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of September 30, 2014.  The largest transaction for the Company during the period ending September 30, 2014 was with Anteya Technology Corp. for NTD $4,967,800, equivalent to approximately USD $165,593.  All transactions were at market-based prices.

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

Dated: November 12, 2014	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors