Form 10-K
period 2014-12-31
ColorStars Group
filed 2015-04-15
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Yes     ☐           No      ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on April 2, 2015 was $2,023,464.

As of April 2, 2015, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

{

COLORSTARS GROUP

2014 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

1.

ITEM 1.	BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to ColorStars Group.

(a)	General.

We were initially incorporated in the Province of Ontario, Canada on January 21, 2005.  On November 3, 2005, we converted to a Nevada corporation.

.

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

2.

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

     3.

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

     4.

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

     5.

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

     6.

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

     7.

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

     8.

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

     9.

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

     10.

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

     11.

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

12.

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

In 2014 we experienced an overall decreased in the number of customers globally. At this time, the LED market is being flooded with low-priced products from China. Many of our customers are either evaluating or switching to low-priced suppliers as opposed to opting for premium quality products with superior engineering and design.

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

The NGLIA also notes that, incandescent lamps, by far are the least efficient of the common lamp types, consume electrical energy equal to the output of more than 40 large power plants (according to the NGLIA website atwww.nglia.org/documents/SSL-Benefits.pdf ). According to the DOE, lighting accounts for 8% of all energy consumption in the United States and 22% of electricity nationwide. LEDs have the potential to reach 200 lm/W, compared to the efficacies of incandescent lamps at 15 lm/W and fluorescent tubes at 90 lm/W. If solid-state lighting replaced all existing lights, the DOE estimates customer savings of $115 billion by 2025 and a 10% reduction in greenhouse emission gases (according to the NGLIA website.

13.

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

Strategy

As low-priced competitors from China greatly affected our 2014 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also we decreased our promotional and selling expenses, such as costs associated with attending trade shows.  Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

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

14.

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

15.

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

16.

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

17.

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

Employees

         18.

As of December 31, 2014, we had a total of 8 full-time employees and 2 part-time employees. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

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

19.

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

	High	Low

Year Ended December 31, 2014
First Quarter	$2.50	$2.50
Second Quarter	$2.50	$.45
Third Quarter	$.90	$.06
Fourth Quarter	$.07	$.385

Security Holders

As of December 31, 2014, there were 290 record holders of 67,448,890 shares of our Common Stock

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

20.

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

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2014, net cash used in operating activities was $(255,584) compared with $(255,817) used in operating activities for the fiscal year ended December 31, 2013. The cash flow used in operating activities in the fiscal year ended December 31, 2014 was primarily the result of increase in account receivable and net loss. The cash flow used in operating activities in the fiscal year ended December 31, 2013 was primarily the result of the Company incurring a net loss, an increase of account receivables, and a decrease in account payables.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2014, net cash used in investing activities was $0 compared with $86,991 used in investing activities for the fiscal year ended December 31, 2013.  No cash flow was used in investing activities in the fiscal year ended December 31, 2014. The cash flow provided by investing activities in the fiscal year ended December 31, 2013 was primarily the result of disposition of the investment in Phocos A.G.

     21.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2014, net cash provided by financing activities was $135,439 compared with $0 provided by financing activities for the fiscal year ended December 31, 2013.  Net cash flow generated in financing activities in the fiscal year ended December 31, 2014 was from the increase of the short term loan from Bank SinoPac. No additional cash flow was provided by financing activities in the fiscal year ended December 31, 2013.

We currently anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 25, 2015. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	February 26, 2015 to August 25, 2015	Fixed at 1.94% per annum

(1) NTD $17,000,000 is approximately USD $544,000.00

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2014 to Fiscal Year Ended December 31, 2013

Net Sales.  Net sales decreased to $1,456,958 for the year ended December 31, 2014 from $1,699,611 for the year ended December 31, 2013. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers.

Cost of Goods Sold.  Cost of goods sold decreased to $1,456,958 for the year ended December 31, 2014 from $1,132,053 for the year ended December 31, 2013. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit.  Gross profit decreased to $199,464 for the year ended December 31, 2014 from $567,558 for the year ended December 31, 2013. The decrease was due to decrease in overall sales. The Company’s gross margin percentage decreased to 13.69% for the year ended December 31, 2014 compared to 33.39% for the year ended December 31, 2013. The decrease of gross margin was due to participating in a low margin project of street lighting product lines in 2014.

22.

     Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $529,833 for the year ended December 31, 2014 from $801,655 for the year ended December 31, 2013. The decrease in selling, general and administrative expenses was primarily related to a decrease in trade shows and advertisement.

Research and Development.  R&D expense decreased to $11,165 for the year ended December 31, 2014 from $81,391 for the year ended December 31, 2013. Research and development was primarily related to the development cost of our LED Panel Lights with changeable color-temperature, and WiFi based smart control systems.

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion decreased to $40,061 for the year ended December 31, 2014 from $44,017 for the year ended December 31, 2013, mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei head office established in 2012.

Interest Expense.  Interest expense decreased to $8,956 for the year ended December 31, 2014 compared with $11,970 for the year ended December 31, 2013. The decrease in interest expense was due to decrease in the interest rate for borrowing.

Net Loss.  For the year ended December 31, 2014, we incurred a net loss of $(363,525) as compared to a net loss of $(509,213) for the year ended December 31, 2013. The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

ColorStars products are sold in over 25 different countries around the world.

Product revenues for the years ended December 31, 2014 and 2013 are as follows:

Product revenues for the fiscal year ended December 31, 2014 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$445,879	30.60%
Asia	$584,441	40.11%
USA	$419,862	28.82%
Others	$6,776	0.47%
Total	$1,456,958	100%

Product revenues for the fiscal year ended December 31, 2013 are as follows:

23.

Regions	Sales Amount	Percentage (%)
Europe	$825,137	48.54%
Asia	$336,892	19.82%
USA	$430,021	25.30%
Others	$107,561	6.32%
Total	$1,699,611	100%

Product

 Our revenue reported in fiscal year 2014 and 2013 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2014 and 2013 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

24.

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2014:

		Less than						After
Contractual Obligation	Total	1 Year		1-3 Years		3-5 Years		5 Years

Short-term debt Obligations(1)	$544,000	$544,000	$		$		$

Operating Leases(2)	55,578	55,578

Total contractual cash obligations	$599,578	$599,578	$		$		$

(1)	Short-term debt obligations: Short-term loans from local banks.

(2)	Operating Leases: Office leases in Taiwan and Corona, California USA.

     25.

Foreign Currency Exchange Rates

The financial statements of our foreign operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of foreign operations, as well as the equity accounts whose functional currencies are not in U.S. dollars are translated at the period-end exchange rates, while revenues and expenses are translated at weighted-average exchange rates during the fiscal year. The cumulative translation effects are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      26.

COLORSTARS GROUP

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

   COLORSTARS GROUP AND SUBSIDIARY AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

TABLE OF CONTENTS

                                                                                                                                                                                                                                                                                                                                           PAGE NO.

Report of Independent Registered Public Accountant                                                                                                                                                                                                                                                  1

Audited Consolidated Balance Sheets as of

December 31, 2014 and December 31, 2013                                                                                                                                                                                                                                                         2

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended

   December 31, 2014 and 2013                                                                                                                                                                                                                                                                                       3

Audited Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended

   December 31, 2014 and 2013                                                                                                                                                                                                                                                                                       4

Audited Consolidated Statements of Cash Flows for the years ended

   December 31, 2014 and 2013                                                                                                                                                                                                                                                                                       5

Notes to Consolidated Financial Statements                                                                                                                                                                                                                                                                  6-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ColorStars Group:

We have audited the accompanying consolidated balance sheets of ColorStars Group and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations and, comprehensive loss, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2014. ColorStars Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColorStars Group as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Michael F. Albanese, CPA

Parsippany, New Jersey

March 25, 2015

     1.

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31,

Assets

	2014	2013

Current assets:
Cash and equivalents	$75,397	$186,957
Accounts receivable, net of allowance for doubtful accounts of $53,327 and $59,307at December 31, 2014 and 2013.	164,722	126,025
Due from affiliate	284,981	0
Inventory	664,444	793,335
Prepaid expenses and other current assets	48,103	65,459

Total current assets	1,237,647	1,171,776

Equipment, net of accumulated depreciation	81,958	153,062
Investments	137,767	223,990
Intangible assets	-	139
Other assets	26,496	-

Total assets	$1,483,868	$1,548,967

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$537,651	$402,212
Accounts payable	404,319	79,945
Due to affiliate	0	107,498
Accrued expenses	21,366	20,913
Receipts in advance and other current liabilities	17,038	8,853

Total current liabilities	980,374	619,421
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2014 and 2013	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	198,581	261,108
Accumulated deficit	(2,874,766)	(2,511,241)

Total stockholders’ equity	503,494	929,546

Total liabilities and stockholders’ equity	$1,483,868	$1,548,967

The accompanying notes are an integral part of the financial statements.

     2.

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

 (IN US$)

	For the years ended December 31,

	2014	2013

Net sales	$1,456,958	$1,699,611

Cost of goods sold

	1,257,494	1,132,053

Gross profit	199,464	567,558

Operating expenses

Selling, general and administrative	529,833	801,655
Research and development	11,165	81,391

Total operating expenses	540,998	883,046

Loss from operations

	(341,534)	(315,488)

Other income (expenses)

Interest expense (net)	(8,849)	(11,970)
Share of investee’s operating results (net)	(54,606)	(173,570)
Gain (loss) on disposal of investment	-	52,159
Gain (loss) on foreign exchange, net	42,750	27,062
Other, net	2,770	8,202

Loss before income tax

	(359,469)	(413,605)

Income tax (expense) benefit

	(4,056)	(95,608)

Net loss

	(363,525)	(509,213)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890
Comprehensive loss:
Net loss	(363,525)	(509,213)
Other comprehensive loss:
Foreign currency translation, net of taxes	(62,527)	(71,614)

Comprehensive loss

	$(426,052)	$(580,827)

The accompanying notes are an integral part of the financial statements.

       3.

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2012	67,448,890	$ 67,449	$3,112,230	$(2,002,028)	$332,722	$1,510,373
Foreign currency translation	-	-	-	-	(71,614)	(71,614)
Net loss	-	-	-	(509,213)	-	(509,213)

Balance, December 31, 2013	67,448,890	$ 67,449	$3,112,230	$(2,511,241)	$261,108	$929,546
Foreign currency translation	-	-	-	-	(62,527)	(62,527)
Net loss	-	-	-	(363,525)	-	(363,525)

Balance, December 31, 2014	67,448,890	$ 67,449	$3,112,230	$(2,874,766)	$198,581	$503,494

  The accompanying notes are an integral part of the financial statements

     4.

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

For the years ended December 31,

	2014	2013

Cash flows from operating activities

Net loss	$(363,525)	$(509,213)
Depreciation and amortization	40,061	44,017
Provision for doubtful accounts	6,538	33,965
Share of investment loss (profit)	54,606	173,570
Gain on disposal of property	-	(52,159)
Loss on disposal of property	-	197
Deferred income tax	-	89,000
Changes in operating assets and liabilities:
Accounts receivable	(330,216)	29,478
Inventories	128,891	9,513
Prepaid expenses and other current assets	(17,453)	58,645
Accounts payable	216,876	(118,412)
Accrued expenses	453	(6,665)
Receipts in advance and other current liabilities	8,185	(7,753)

Cash flows (used in) operating activities	(255,584)	(255,817)

Cash flows from investing activities

Addition to fixed assets	-	(22,779)
Proceed on disposal of investment	-	105,840
Proceed on disposal of fixed assets	-	3,930

Cash flow provided from investing activities	-	86,991

Cash flows from financing activities

Increase loan from bank	135,439	-

Cash flow provided from financing activities	135,439	-

Effect of exchange rate changes on cash and cash equivalents	8,585	(50,317)

Net (decrease) in cash and cash equivalents	(111,560)	(219,143)
Beginning cash and cash equivalents	186,957	406,100

Ending cash and cash equivalents	$75,397	$186,957

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,956
Income taxes	810

The accompanying notes are an integral part of the financial statements.

       5.

COLORSTARS GROUP AND SUBSIDIARY

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

Plant and Equipment and Depreciation – Equipment is recorded at cost. Provision for depreciation is computed using the straight-line method on all depreciable assets over the estimated useful lives of the related assets (five years for machinery equipment, three and half years for transportation equipment and three years for computer and office equipment and other equipment). Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

6.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $53,327 and $59,307 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2014 and 2013, the allowance for obsolete inventory was $184,592 and $112,000 respectively.

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

At December 31, 2014 and 2013, the Company had investments stated at cost, and investments accounted for under the equity method of accounting.

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

7.

COLORSTARS GROUP AND SUBSIDIARY

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

The Company adopted the provisions of SFAS 157, which require us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

Comprehensive income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Net income per common share - Net income per common share-basic is computed by dividing the net income attributable to the Company for the period by the basic weighted-average number of outstanding common shares.

The calculation of net income per common share attributable to the Company is presented in Note 4.

8.

COLORSTARS GROUP AND SUBSIDIARY

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

Note 3 - Recently Issued Accounting Pronouncements

Income tax - In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2015 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.

Note 4 – Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2014, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2014, such losses have been within management’s expectations.

In fiscal year 2014, products sold to the Company’s largest customer, accounted for approximately 33.58% of the total revenue for fiscal year 2014 (2013 - 33.6%). Products purchased from the Company’s largest suppliers, accounted for approximately 39.06% of the total purchases for fiscal year 2014 (2013 – 60.55%).

9.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	2014	2013

Net (loss) income attributable to common stockholders	$(363,525)	$(509,213)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 6 - Accumulated Other Comprehensive loss

The following table includes the changes in accumulated other comprehensive (loss) by component under the ASC on “Comprehensive Income” for the year ended December 31, 2014:

Foreign currency translation

Balance, December 31, 2013	$261,108
Foreign currency translation	(62,527)

Balance, December 31, 2014	$198,581

10.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment

	2014	2013

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$223,990	$425,345
Interest in Anteya’s net income	(54,606)	(173,570)
Impairment for the year	-	-
Exchange difference	(31,617)	(27,785)

Carrying value at the end	137,767	223,990

Cost-method investments – Phocos AG
At cost	-	53,681
Impairment for the year	-	-
Disposed during the year	-	(53,681)

Carrying value at the end	-	-

	-	$223,990

The Company adopted the provisions of SFAS 157, which require us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability.

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan, no level 1 and 2 input is available for measure the fair value of the investment.

Anteya Technology issued an additional of 1,000,000 shares to 7,500,000 shares on April 11, 2014. The Company decided not to subscribe any of these newly issued shares. As a result, the equity interest decreased to 17.33% from 20%, and change the method to cost from equity after the issuance of 1,000,000 new shares.

11.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment (continued)

Fin-Core  (FCC) is a private company incorporated in Taiwan. The number of shares of Fin-Core held by the Company is 57,143 share, 5.19% at December 31, 2014 and December 31, 2013. The Company recorded the investment in Fin-Core  at coat, less accumulated impairments.

Phocos AG is a private company incorporated in Germany. On May 27, 2013, the Company sold all of its shares to third party. The total proceeds were EUR84,000 or USD105,840. The sale of the investment resulted in a USD52,159 gain.

The unaudited financial information of Anteya Technology Corp. for the year ended December 31, 2014 and 2013 (in US dollars) are as follows:

Balance sheet	2014	2013

Current assets	$ 3,801,726	$3,655,318
Non-current assets	829,550	799,974

Total assets	4,631,276	4,455,292

Current liabilities	2,353,483	2,891,306
Non-current liabilities	1,344,053	358,049
Stockholders’ equity	933,740	1,205,937

Total stockholders’ equity and liabilities	$ 4,631,276	$4,455,292

Statement of operations	2014	2013

Net sale	$ 2,640,570	$2,916,794
Cost of goods sold	(2,265,852)	(2,519,478)

Gross profit	374,718	397,316
Operating and non-operating expenses	(1,030,153)	(1,203,821)

Net (loss)	$ (655,435)	$ (806,505)

Note 8 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	2014	2013
Gross inventories	$897,538	$954,208
Less reserve for obsolescence	(233,094)	(160,873)

Net Inventories	$664,444	$793,335

12.

	2014	2013
Intangible assets:
Amortizable intangible assets	$39,095	$41,433
Accumulated amortization	(39,095)	(41,294)

Total	$ -	$139

Identifiable intangible assets, which are subject to amortization, consist primarily of patents and trademark. These intangible assets are amortized over the assets’ estimated useful lives which range from three to five years.

Note 10 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2014	2013

Plant and equipment:
Machinery equipment	$162,851	$172,589
Transportation equipment	21,386	22,664
Office equipment	87,192	141,898
Other	223	236
Total cost	271,652	337,387

Accumulated depreciation:
Machinery equipment	103,837	86,365
Transportation equipment	4,158	630
Office equipment	81,476	97,094
Other	223	236
Total accumulated depreciation	189,694	184,325

Plant and equipment – net	$81,958	$153,062

Depreciation was $31,611 and $42,913 for the years ended December 31, 2014 and 2013 respectively.

13.

COLORSTARS GROUP AND SUBSIDIARY

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

The income tax provision information is provided as follows:

	2014	2013
Component of income (loss) before income taxes:
United States	$(100,349)	$(197,231)
Foreign	(259,120)	(216,374)
Income (loss) before income taxes	(359,469)	(413,605)

Provision for income taxes
U.S. federal	-	-
State and local	(800)	(907)
Foreign	(3,256)	(5,701)
Income tax (benefit) provision	(4,056)	(6,608)

Deferred-valuation allowance for deferred tax assets	-	(89,000)
	(4,056)	(95,608)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Federal income taxes at applicable statutory rates	$(125,069)	$(144,761)
Adjustment resulting from the tax effect of:
State income tax	(800)	(907)
Foreign tax rate differential	46,258	21,637
Loss with no tax benefit provided	58,621	77,431
Non-deductible expenses and other	16,934	39,992

	$(4,056)	$(6,608)

As of December 31, 2014, there was gross U.S. federal net operating loss carry forwards of approximately $930,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2034.

14.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Accrued expenses

	2014	2013

Salaries and allowance	$10,424	$4,931
Insurance	4,841	11,959
Tax payable	6,101	-
Others	-	4,023

	$21,366	$20,913

Note 13 - Bank short term debt

	2014	2013

Bank loan payable to Taiwan banks	$537,651	$402,212

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 2014 and 2013 is 1.94% per annum.  The short term debt is secured by:

1.      personal guarantee from a director

2.      the realty property of spouse of a director

Note 14- Geographic Information

Product revenues for the years ended December 31, 2014 and 2013 are as follows

	2014	2013
Customers based in:
Europe	$445,879	$825,137
Asia	584,441	336,892
United States	419,862	430,021
Others	6,776	107,561

	$1,456,958	$1,699,611

15.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2014 and 2013:

	2014	2013

Purchase from Anteya Technology Corp	$263,977	$685,407
Rent paid to Mr. Wei-Rur Chen	47,504	48,510
Sale to Anteya Technology Corp	489,271	-

As of the balance sheet date indicated, the Company had the following assets and liabilities recorded with respect to related party transactions:

	2014	2013
Anteya Technology Corp
Due from affiliate	$284,981	$-
Due to affiliate	-	107,498

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of December 31, 2014. All transactions were at market-based prices.

Note 16 – Commitments

	2014	2013

Rent expenses	$99,527	$113,158

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2014 are as follows:

2015	55,578

$55,578

16.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17– Subsequent Events

The Company entered into one written, short-term loan agreements with Bank SinoPac of Taiwan for amount of NTD $17,000,000, approximately USD $544,000 at annual interest rate of 1.94% in February 2015.

The Company evaluated all events subsequent to December 31, 2014 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported, other than the bank loan stated above.

17.

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

     45.

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

NAME	AGE	OFFICES HELD

Wei Rur Chen	54	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	60	Director

Mei-Ying Chiu	62	Secretary and Director

WEI RUR CHEN, age 54, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 60 has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

MEI-YING (EASTER) CHIU, age 62, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

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

46.

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2012, 2013 and 2014 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

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

(i)    no compensation was taken for bonus, vehicle allowance or stock options in 2014

In addition, in the event of an Acquisition (as such term is defined in the Employment Agreement) before February 28, 2017, Mr. Chen shall be paid an additional bonus of One Hundred Thousand and No/100 Dollars (US $100,000) and shall be awarded 50% below market valued stock options.  The stock options shall have an exercise period of two (2) years from the date of the award.

47.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen-- CEO, President and CFO	2014 2013 2012	$23,000 $20,500 $24,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$20,500 $24,000 $20,000
Mei-Ying (Easter) Chiu--Secretary and Director	2014 2013 2012	$35,645 $36,833 $40,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$36,833 $40,000 $40,000

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

48.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2014 by:

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of December 31, 2014.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01%
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93%
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71%
Common Stock	Tsui-Ling Lee 7, Mayhua 1 st Road Sindian District, New Taipei City 231,Taiwan, R.O.C.	Shareholder	8,000,000	11.86%
Common Stock	Reuya International LTD (Wei-Rur Chen) 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23%
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65%

     49.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases office space from Mr. Wei-Rur Chen. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock. The term for the lease agreement is from November 2010 to November 2015. During 2014, the Company paid USD $47,504 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of December 31, 2014.  All transactions were at market-based prices. For the year ended December 31, 2014, the Company has purchased from Anteya for a total of USD$263,976 and has sold to Anteya for a total of USD$489,270 of goods and services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees (1)	$34,649		$37,250
Audit Related Fees (2)	0		0
Tax Fees (3)	0		0
All Other Fees (4)	0		0
Total Fees paid to auditor	$34,649		$37,250

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2014 and 2013.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

50.

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

     51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: April 6, 2015	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	April 6, 2015
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	April 6, 2015
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	April 6, 2015
Mei-Ying Chiu

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on 10-K of ColorStars Group;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 6, 2015	/s/ Wei-Rur Chen
Wei-Rur Chen, President and CEO

CERTIFICATION

I, Wei-Rur Chen, certify that:

1.	I have reviewed this annual report on Form 10-K of ColorStars Group;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 6, 2015	/s/ Wei-Rur Chen
Wei-Rur Chen, CFO

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Executive Officer

April 6, 2015

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-K of ColorStars Group, Inc. (the “Company”) for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wei-Rur Chen, the Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expressed in the Report.

/s/ Wei-Rur Chen
Wei-Rur Chen
Chief Financial Officer

April 6, 2015

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.