Form 10-Q
period 2015-03-31
ColorStars Group
filed 2015-05-19
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN US$)

	March 31, 2015	December 31, 2014

Assets

Current assets:
Cash and equivalents	$143,993	$75,397
Accounts receivable, net of allowance for doubtful accounts of $51,465 at March 31, 2015 and $53,327 at December 31, 2014 Net of due from affiliate account of $156,187 at March 31, 2015 and $372,549 at December 31, 2014.	247,926	449,703
Inventory	733,807	664,444
Prepaid expenses and other current assets	56,121	48,103

Total current assets	1,181,847	1,237,647

Equipment, net of accumulated depreciation	76,002	81,958
Investments	147,888	137,767
Other assets	22,563	26,496

Total assets	$1,428,300	$1,483,868

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$544,800	$537,651
Accounts payable	341,102	404,319
Accrued expenses	19,357	21,366
Receipts in advance and other current liabilities	82,546	17,038

Total current liabilities	987,805	980,374
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2015 and December 31, 2014	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	216,548	198,581
Accumulated deficit	(2,955,732)	(2,874,766)

Total stockholders’ equity	440,495	503,494

Total liabilities and stockholders’ equity	$1,428,300	$1,483,868

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended March 31,

	2015	2014

Net sales	$192,945	$212,331

Cost of goods sold

	134,377	157,677

Gross profit	58,568	54,654

Operating expenses

Selling, general and administrative	132,916	153,548

Total operating expenses	132,916	153,548

Loss from operations

	(74,348)	(98,894)

Other income (expenses)

Interest expense (net)	(3,229)	(1,894)
Share of investee’s operating results (net)	-	(54,650)
Gain (loss) on foreign exchange, net	(12,260)	10,531
Other, net	528	5,970

Loss before income tax

	(89,309)	(138,937)
Income tax benefit	8,343	1,663

Net loss

	(80,966)	(137,274)

Earnings per share attributable to common stockholders:

Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(80,966)	(137,274)
Other comprehensive loss:
Foreign currency translation gain (loss), net of taxes	17,967	(6,661)

Comprehensive loss

	$(62,999)	$(143,935)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

For three months ended March 31,

	2015	2014

Net (loss)	$(80,966)	$(137,274)

Depreciation and amortization

	8,990	9,436

Provision for doubtful accounts

	(2,550)	2,300

Share of investment loss

	-	56,975

Changes in operating assets and liabilities:

Accounts receivable	204,327	40,660
Inventories	(69,363)	23,042
Prepaid expenses and other current assets	(6,088)	3,033
Accounts payable	(63,217)	(112,767)
Accrued expenses	(2,009)	31,034
Receipts in advance and other current liabilities	65,508	2,744

Cash flows provided from operating activities	54,632	(80,817)

Cash flows from financing activities

Increase in short-term loans	-	90,415

Cash flows provided from financing activities	-	90,415

Effect of exchange rate changes on cash and cash equivalents	13,964	(4,062)

Net (decrease) in cash and cash equivalents	68,596	5,536
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	$143,993	$192,493

Supplemental disclosure of cash flow information

Cash paid during the period for:

Interest	$3,231	$1,895
Tax paid	$-	$-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2015.

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through March 31, 2015, the Company had not experienced any losses on such deposits.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through March 31, 2015, such losses have been within management’s expectations.

For the three months ended March 31, 2015, products sold to the Company’s largest customer, accounted for approximately 44.3%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 74.07% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended Mar 31,
	2015	2014

Net loss attributable to common stockholders	$(80,966)	$(137,274)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive loss were as follows:

Foreign currency translation

Balance, December 31, 2014	198,581
Foreign currency translation, net of taxes	17,967

Balance, March 31, 2015	216,548

Balance, December 31, 2013	261,108
Foreign currency translation, net of taxes	(6,661)

Balance, March 31, 2014	254,447

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investment

	March 31, 2015	December 31, 2014

Cost method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$137,767	$223,990
Share of associate’s loss	-	(54,606)
Exchange difference	10,121	(31,617)

Carrying value at the end	147,888	137,767

Cost-method investments – Phocos
At cost	-	-
Impairment for the year	-	-

	$147,888	$137,767

Note 7 - Long Term Investment

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 17.33% on March 31, 2015.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at March 31, 2015 and December 31, 2014.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.  Investment in Phocos AG is stated at cost.

The unaudited financial information of Anteya Technology Corp. as of March 31, 2015 and December 31, 2014 and for three months ended March 31, 2015 and 2014 (in US dollars) are as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet	March 31, 2015	December 31, 2014

Current assets	$3,524,749	$3,801,726
Non-current assets	979,021	829,550

Total assets	4,503,770	4,631,276

Current liabilities	1,189,054	2,353,483
Non-current liabilities	1,880,142	1,344,053
Stockholders’ equity	1,434,574	933,740

Total stockholders’ equity and liabilities	$4,503,770	$4,631,276

	Three months ended March 31,
Statement of operation	2015	2014

Net sale	$416,265	$415,594
Cost of goods sold	(381,758)	(442,763)

Gross profit	34,507	(27,169)
Operating and non-operating expenses	(261,906)	(246,081)

Net profit	$(227,399)	$(273,250)

Note 8 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2015	December 31, 2014
Finished goods	$920,854	$849,036
Allowance for Inventory Valuation and Obsolescence Losses	(187,047)	(184,592)
Total	$733,807	$664,444

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

The income tax provision information is provided as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2015	2014
Component of income (loss) before income taxes:
United States	$(25,613)	$(58,249)
Foreign	(63,696)	(80,688)

Income (loss) before income taxes	$(89,309)	$(138,937)

Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$(8,343)	$(1,663)

Income tax benefit	$(8,343)	$(1,663)

Note 10 - Accrued Expenses

	March 31, 2015	December 31, 2014

Salaries and allowance	$10,984	$10,424
Insurance	8,373	4,841
Tax payable	-	6,101

	$19,357	$21,366

Note 11 - Bank Short Term Debt

	March 31, 2015	December 31, 2014

Bank loan payable to Taiwan banks	$544,800	$537,651

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2015 is 1.94% per annum, as of December 31, 2014, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Geographic Information

Product revenues for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended Mar 31,
	2015	2014
Customers based in:
Europe	$82,697	$134,318
Asia	6,078	24,524
United States	104,170	52,584
Others	-	905

	$192,945	$212,331

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

Purchase from Anteya Technology Corp	$33,402	$72,969
Rent paid to Mr. Wei-Rur Chen	11,446	11,886

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2015	December 31, 2014
Anteya Technology Corp
Due from affiliate	$121,031	$284,981

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of March 31, 2015.  All transactions were at market-based prices.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments

	Three months ended March 31,
	2015	2014

Rent expenses	$19,973	$24,897

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2015 are as follows:

2015	41,362

$41,362

 Note 15 – Subsequent Events

On April 30, 2015, Mr. Wei-Rur Chen made a personal loan of $20,000 US to the Company.  On May 7, 2015, Mr. Wei-Rur Chen made a personal loan of 500,000 NTD to the Company’s subsidiary ColorStars, Inc. in Taiwan.  Both of these notes shall be repaid upon request without interest.

The Company evaluated all events subsequent to March 31, 2015 through the date of the issuance of the financial statements and concluded that there are no significant or material transactions to be reported, other than the personal loans above.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Net Sales.  Net sales decreased to $192,945 for the three months ended March 31, 2015, from $212,331 for the three months ended March 31, 2014. The decrease in sales was due to difficulty competing with lower priced products from Chinese manufacturers.

Cost of Goods Sold.  Cost of goods sold decreased to $134,337 for the three months ended March 31, 2015 from $157,677 for the three months ended March 31, 2014.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit increased to $58,568 for the three months ended March 31, 2015 from $54,654 for the three months ended March 31, 2014. The increase in gross profit was primarily due to improved operating efficiencies.

Gross Profit Percentage.  Gross profit percentage increased to 30.35% for the three months ended March 31, 2015 from 25.74% for the three months ended March 31, 2014.  The increase in gross profit percentage was primarily due to improved operating efficiencies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $132,916 for the three months ended March 31, 2015 from $153,548 for the three months ended March 31, 2014.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses remained constant at $0 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014.  The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization.  Depreciation and amortization decreased to $8,990 for the three months ended March 31, 2015 from $9,436 for the three months ended March 31, 2014.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei head office established in 2012.

Interest Expense.  Interest expense increased to $3,231 for the three months ended March 31, 2015 from $1,894 for the three months ended March 31, 2014.  The increase in interest expense was due to additional borrowing from the Bank of SinoPac for NTD $3,000,000, approximately equal to US $93,750.

Net Income (loss).  For the three months ended March 31, 2015, we incurred a net loss of $(80,966) as compared to a net loss of $(137,274) for the three months ended March 31, 2014.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2015, net cash provided in operating activities was $54,632 compared with $(80,817) used in operating activities for the three months ended March 31, 2014.  The cash flow provided in operating activities in the three months ended March 31, 2015 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.  The cash flow used in operating activities in the three months ended March 31, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.

Net cash provided by (used in) investing activities.  During the three months ended March 31, 2015, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2014.

Net cash provided by (used in) financing activities.  During the three months ended March 31, 2015, net cash provided by financing activities was $0 compared with $90,415 provided by financing activities for the three months ended March 31, 2014.   The cash flow provided by financing activities in the three months ended March 31, 2014 was primarily the result of an increase of a short term loan of three million New Taiwan Dollars from Bank SinoPac of Taiwan.

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

Recent Developments

               There are no recent developments to report.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended March 31, 2015, the Company paid USD $11,446  in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of March 31, 2015.  All transactions were at market-based prices.

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

                                                                                                                                                                                                                                                                                                                    19

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

Dated: May 19, 2015	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

                                                                                                                                                                                                                                                                                                                  20