Form 10-Q
period 2015-06-30
ColorStars Group
filed 2015-08-14
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and equivalents	$108,000	$75,397
Accounts receivable, net of allowance for doubtful accounts of $57,071 at June 30, 2015 and $53,327 at December 31, 2014 Net of due from affiliate account of $556,259 at June 30, 2015 and $372,549 at December 31, 2014.	153,001	449,703
Inventory	619,637	664,444
Prepaid expenses and other current assets	61,952	48,103

Total current assets	942,590	1,237,647

Equipment, net of accumulated depreciation	80,910	81,958
Investments	154,917	137,767
Other assets	20,013	26,496

Total assets	$1,198,430	$1,483,868

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$549,765	$537,651
Accounts payable	194,085	404,319
Accrued expenses	16,130	21,366
Receipts in advance and other current liabilities	80,689	17,038

Total current liabilities	840,669	980,374
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at June 30, 2015 and December 31, 2014	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	253,532	198,581
Accumulated deficit	(3,075,450)	(2,874,766)

Total stockholders’ equity	357,761	503,494

Total liabilities and stockholders’ equity	$1,198,430	$1,483,868

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended June 30,
	2015	2014

Net sales	$380,874	$287,755
Cost of goods sold	414,467	203,590

Gross profit	(33,593)	84,165
Operating expenses
Selling, general and administrative	124,394	135,488
Research and development	715	5,983

Total operating expenses	125,109	141,471

Loss from operations	(158,702)	(57,306)

Other income (expenses)
Interest expense (net)	(2,636)	(2,352)
Share of investee’s operating results (net)	-	-
Gain (loss) on foreign exchange, net	(6,424)	(13,077)
Other, net	-	(3,256)

Loss before income tax	(167,762)	(75,991)
Income tax benefit (expense)	677	2,027

Net loss	(167,085)	(73,964)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(167,085)	(73,964)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	84,351	32,081

Comprehensive loss	$(82,734)	$(41,883)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Six months ended June 30,
	2015	2014

Net sales	$570,489	$499,844
Cost of goods sold	498,177	357,616

Gross profit	72,312	142,228
Operating expenses
Selling, general and administrative	257,237	289,022
Research and development	705	5,965

Total operating expenses	257,942	294,987

Loss from operations	(185,630)	(152,759)

Other income (expenses)
Interest expense (net)	(5,892)	(4,245)
Share of investee’s operating results (net)	-	(54,815)
Gain (loss) on foreign exchange, net	(18,782)	(2,475)
Other, net	533	2,742

Loss before income tax	(209,771)	(211,552)
Income tax benefit (expense)	9,087	3,689

Net loss	(200,684)	(207,863)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(200,684)	(207,863)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	54,951	(26,296)

Comprehensive loss	$(145,733)	$(234,159)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended June 30,
	2015	2014

Cash flows from operating activities
Net (loss)	$(167,085)	$(73,964)
Depreciation and amortization	8,848	9,621
Provision for doubtful accounts	5,091	-
Changes in operating assets and liabilities:
Accounts receivable	89,834	(18,482)
Inventories	114,170	(14,783)
Prepaid expenses and other current assets	(5,327)	7,841
Accounts payable	(147,017)	21,895
Accrued expenses	(3,227)	(34,627)
Receipts in advance and other current liabilities	(1,857)	2,376

Cash flows (used in) operating activities	(106,570)	(100,123)

Cash flows from investing activities
Addition to fixed assets	(10,314)	-

Cash flows provided from (used in) investing activities	(10,314)	-

Effect of exchange rate changes on cash and cash equivalents	80,891	23,965

Net (decrease) in cash and cash equivalents	(35,993)	(76,158)
Beginning cash and cash equivalents	143,993	192,493

Ending cash and cash equivalents	108,000	$116,335

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,700	$2,414
Tax paid	(3)	(2,026)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	2015	2014

Cash flows from operating activities
Net (loss)	$(200,684)	$(207,863)
Depreciation and amortization	17,312	18,561
Gain on disposal of investment	-	-
Provision for doubtful accounts	2,520	2,300
Share of investment loss	-	54,815
Changes in operating assets and liabilities:
Accounts receivable	294,182	22,178
Inventories	44,807	8,259
Prepaid expenses and other current assets	(11,404)	10,874
Accounts payable	(210,234)	(90,872)
Accrued expenses	(5,236)	(3,593)
Receipts in advance and other current liabilities	63,651	5,120

Cash flows (used in) operating activities	(5,086)	(180,221)

Cash flows from financing activities
Increase in short-term loans	-	99,947

Cash flows provided from (used in) financing activities	-	99,947

Cash flows from investing activities
Addition to fixed assets	(10,175)	-

Cash flows provided from (used in) investing activities	(10,175)	-

Effect of exchange rate changes on cash and cash equivalents	47,864	9,652

Net (decrease) in cash and cash equivalents	32,603	(70,622)
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	$108,000	$116,335

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,921	$4,309
Tax paid	(3)	(3,689)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the six months ended June 30, 2015 and 2014 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2015.

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through June 30, 2015, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through June 30, 2015, such losses have been within management’s expectations.

For the six months ended June 30, 2015, products sold to the Company’s largest customer, accounted for approximately 55.26%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 45.61% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss attributable to common stockholders	$(167,085)	$(73,964)	$(200,684)	$(207,863)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2014	$198,581
Foreign currency translation, net of taxes	54,951

Balance, June 30, 2015	253,532

Balance, December 31, 2013	261,108
Foreign currency translation, net of taxes	25,420

Balance, June 30, 2014	$286,528

Note 7 - Long Term Investments

	June 30, 2015	December 31, 2014

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$137,767	$223,990
Share of associate’s loss	-	(54,606)
Exchange difference	17,150	(31,617)

Carrying value at the end	154,917	137,767

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	-
Impairment for the year	-	-
Exchange difference	-	-

Carrying value at the end	-	-

Cost-method investments – Phocos
At cost	53,681	53,681
Impairment for the year	(53,681)	(53,681)

Carrying value at the end	-	-

Net value	$154,917	$137,767

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 17.33% on June 30, 2015.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at June 30, 2015 and December 31, 2014.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.  Investment in Phocos AG is stated at cost.

The unaudited financial information of Anteya Technology Corp. as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 (in US dollars) are as follows:

Balance sheet	June 30, 2015	December 31, 2014

Current assets	$3,182,317	$3,801,725
Non-current assets	915,013	829,550

Total assets	4,097,330	4,631,276

Current liabilities	1,092,880	2,353,483
Non-current liabilities	1,751,580	1,344,053
Stockholders’ equity	1,252,870	933,740

Total stockholders’ equity and liabilities	4,097,330	$4,631,276

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investments (continued)

	Six months ended June 30,
Statement of operation	2015	2014

Net sale	$1,451,200	$847,200
Cost of goods sold	(1,301,373)	(895,048)

Gross profit	149,827	(47,848)
Operating and non-operating expenses	(572,061)	(494,092)

Net profit (loss)	$(422,234)	$(541,940)

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2015	December 31, 2014

Finished goods	$808,388	$849,036
Allowance for Inventory Valuation and Obsolescence Losses	(188,751)	(184,592)
Total	$619,637	$664,444

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Component of income (loss) before income taxes:
United States	$(210,663)	$(33,845)	$(236,276)	$(58,249)
Foreign	43,578	(39,849)	35,592	(79,025)

Income (loss) before income taxes	$(167,085)	$(73,694)	$(200,684)	$(207,863)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	$(677)	$(2,027)	$(9,087)	$(3,689)
Income tax benefit	$(677)	$(2,027)	$(9,087)	$(3,689)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accrued Expenses

	June 30, 2015	December 31, 2014

Salaries and allowance	$11,084	$10,424
Insurance	5,046	4,841
Tax payable	-	6,101

	$16,130	$21,366

Note 11 - Bank Short Term Debt

	June 30, 2015	December 31, 2014

Bank loan payable to Taiwan banks	$549,765	$537,651

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 30, 2015 is 1.94% per annum, as of December 31, 2014, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 12 - Geographic Information

Product revenues for the six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Customers based in:
Europe	$110,361	$133,305	$108,879	$267,627
Asia	10,885	31,913	198,147	56,415
United States	259,628	122,537	263,463	174,895
Others	-	-	-	907

	$380,874	$287,755	$570,489	$499,844

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014

Purchase from Anteya Technology Corp	$56,661	$151,705
Rent paid to Mr. Wei-Rur Chen	23,074	23,843

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	June 30, 2015	December 31, 2014
Anteya Technology Corp
Due from affiliate (liabilities)	$(3,934)	$284,981
Mr. Wei-Rur Chen
Due from affiliate	(64,678)	-

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of June 30, 2015.  All transactions were at market-based prices.

Note 14 - Commitments

	Six months ended June 30,
	2015	2014

Rent expenses	$37,072	$24,896

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2015 are as follows:

2015	29,115

$29,115

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2015 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Net Sales.  Net sales increased to $380,874 for the three months ended June 30, 2015, from $287,755 for the three months ended June 30, 2014. The increase in sales was due to an increase in sales in the U.S. market.

Cost of Goods Sold.  Cost of goods sold increased to $414,467 for the three months ended June 30, 2015 from $203,590 for the three months ended June 30, 2014.  The increase in cost of goods sold was primarily due to the increase in sales.

Gross Profit.  Gross profit decreased to ($33,593) for the three months ended June 30, 2015 from $84,165 for the three months ended June 30, 2014. The decrease in gross profit was primarily due to selling out of the U.S. inventory at a price that was lower than original cost.

Gross Profit Percentage.  Gross profit percentage decreased to (8.8)% for the three months ended June 30, 2015 from 29.25% for the three months ended June 30, 2014.  The decrease in gross profit percentage was primarily due to selling out of the U.S> inventory at a price lower than original cost.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $124,394 for the three months ended June 30, 2015 from $135,488 for the three months ended June 30, 2014.   The decrease in selling, general and administrative expenses is primarily related to the close out of the I.S sales office since May 1, 2015.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $715 for the three months ended June 30, 2015 from $5,983 for the three months ended June 30, 2014.  The decrease in R&D expenses is primarily due to completion of the development of the High-Bay lamps in this period.

Depreciation and Amortization.  Depreciation and amortization decreased to $8,848 for the three months ended June 30, 2015 from $9,621 for the three months ended June 30, 2014.  The decrease in depreciation and amortization was mainly due to decreased total value in machinery and property.

Interest Expense.  Interest expense increased to $2,700 for the three months ended June 30, 2015 from $2,414 for the three months ended June 30, 2014.  The slight increase in interest expense was due to foreign exchange fluctuation.

Net Income (loss).  For the three months ended June 30, 2015, we incurred a net loss of $(167,085) as compared to a net loss of $(73,964) for the three months ended June 30, 2014.  The net loss was primarily a result of selling out of the U.S. inventory at a price lower than its original cost.

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

Net cash provided by (used in) operating activities.  During the three months ended June 30, 2015, net cash used in operating activities was $(106,570) compared with $(100,123) used in operating activities for the three months ended June 30, 2014.  The cash flow used in operating activities in the three months ended June 30, 2015 was primarily the result of the Company incurring a net loss, an increase of accounts receivables, inventories, and accrued expenses, and a decrease in account payables.  The cash flow used in operating activities in the three months ended June 30, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables.

Net cash provided by (used in) investing activities.  During the three months ended June 30, 2015, net cash used in investing activities was $(10,314) compared with $-0- used in investing activities for the three months ended June 30, 2014. The cash used in investing activities for the three months ended June 30, 2015 was used for fixed asset purchases.

Net cash provided by (used in) financing activities.  During the three months ended June 30, 2014, net cash provided by financing activities was $0 compared with $0 used in financing activities for the three months ended June 30, 2013.

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

(1)   NTD $17,000,000 is approximately USD $544,000.00.

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

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended June 30, 2015, the Company paid USD $11,537 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company made a purchase from Anteya Technology Corp in the amount of $56,661 in the six months ended June 30, 2015. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of June 30, 2015.  All transactions were at market-based prices.

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

Dated: August 14, 2015	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors