Form 10-Q
period 2015-09-30
ColorStars Group
filed 2015-11-16
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements[JK1] [ME2] .

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

 (IN US$)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and equivalents	$99,503	$75,397
Accounts receivable, net of allowance for doubtful accounts of $57,428 at September 30, 2015 and $53,327 at December 31, 2014. Net of due from affiliate account of $556,759 at September 30, 2015 and $372,549 at December 31, 2014.	247,901	449,703
Inventory	579,493	664,444
Prepaid expenses and other current assets	47,081	48,103

Total current assets	973,978	1,237,647

Equipment, net of accumulated depreciation	69,058	81,958
Investments	104,515	137,767
Other assets	16,812	26,496

Total assets	$1,164,363	$1,483,868

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$514,164	$537,651
Accounts payable	218,535	404,319
Accrued expenses	13,320	21,366
Receipts in advance and other current liabilities	92,426	17,038

Total current liabilities	838,445	980,374
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at September 30, 2015 and December 31, 2014	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	152,305	198,581
Accumulated deficit	(3,006,066)	(2,874,766)

Total stockholders’ equity	325,918	503,494

Total liabilities and stockholders’ equity	$1,164,363	$1,483,868

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended September 30,
	2015	2014

Net sales	$407,092	$416,204
Cost of goods sold	279,763	340,502

Gross profit	127,329	75,702
Operating expenses
Selling, general and administrative	104,749	120,999
Research and development	2,638	-

Total operating expenses	107,387	120,999

Loss from operations	19,942	(45,297)

Other income (expenses)
Interest expense (net)	(2,572)	(1,976)
Share of investee’s operating results (net)	-	-
Gain (loss) on foreign exchange, net	58,697	13,870
Other, net	-	(1,203)

Loss before income tax	76,067	(34,606)
Income tax benefit (expense)	(8,085)	(2,311)

Net loss	67,982	(36,917)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	67,982	(36,917)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	(99,825)	32,322

Comprehensive loss	$(31,843)	$(4,595)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Nine months ended September 30,
	2015	2014

Net sales	$979,739	$915,000
Cost of goods sold	779,607	696,111

Gross profit	200,132	218,889
Operating expenses
Selling, general and administrative	361,927	410,083
Research and development	3,380	5,983

Total operating expenses	365,307	416,066

Loss from operations	(165,175)	(197,177)

Other income (expenses)
Interest expense (net)	(8,458)	(6,222)
Share of investee’s operating results (net)	-	(54,984)
Gain (loss) on foreign exchange, net	41,006	11,302
Other, net	528	1,554

Loss before income tax	(132,099)	(245,527)
Income tax benefit (expense)	799	1,403

Net loss	(131,300)	(244,124)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(131,300)	(244,124)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	(46,276)	6,902

Comprehensive loss	$(177,576)	$(237,222)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended September 30,
	2015	2014

Cash flows from operating activities
Net (loss)	$67,982	$(36,917)
Depreciation and amortization	8,811	9,304
Provision for doubtful accounts	4,194	-
Changes in operating assets and liabilities:
Accounts receivable	(99,094)	128
Inventories	40,144	6,385
Prepaid expenses and other current assets	16,101	(3,769)
Accounts payable	24,450	5,705
Accrued expenses	(2,810)	(1,295)
Receipts in advance and other current liabilities	11,737	14,987

Cash flows (used in) operating activities	71,515	(5,472)

Cash flows from financing activities
Proceeds from bank loan	-	55,987

Cash flows provided from (used in) financing activities	-	55,987

Effect of exchange rate changes on cash and cash equivalents	(80,012)	(10,618)

Net (decrease) in cash and cash equivalents	(8,497)	39,897
Beginning cash and cash equivalents	108,000	116,335

Ending cash and cash equivalents	99,503	$156,232

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,601	$1,978
Tax paid	(3)	(2,286)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net (loss)	$(131,300)	$(244,124)
Depreciation and amortization	26,601	27,865
Gain on disposal of investment	-	-
Provision for doubtful accounts	6,761	2,300
Share of investment loss	-	54,984
Changes in operating assets and liabilities:
Accounts receivable	195,041	22,306
Inventories	84,951	14,644
Prepaid expenses and other current assets	4,698	7,105
Accounts payable	(185,784)	(85,167)
Accrued expenses	(8,046)	(4,888)
Receipts in advance and other current liabilities	75,388	20,107

Cash flows (used in) operating activities	68,310	(184,868)

Cash flows from financing activities
Increase in short-term loans	-	155,934

Cash flows provided from (used in ) financing activities	-	155,934

Cash flows from investing activities
Addition to fixed assets	(10,093)	-

Cash flows provided from (used in) investing activities	(10,093)	-

Effect of exchange rate changes on cash and cash equivalents	(34,111)	(1,791)

Net (decrease) in cash and cash equivalents	24,106	(30,725)
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	$99,503	$156,232

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,487	$6,287
Tax paid	(3)	(1,403)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the nine months ended September 30, 2015 and 2014 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2015.

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through September 30, 2015, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through September 30, 2015, such losses have been within management’s expectations.

For the nine months ended September 30, 2015, products sold to the Company’s largest customer, accounted for approximately 57.48%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 39.31% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss attributable to common stockholders	$67,982	$(36,917)	$(131,300)	$(244,124)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00	$.00	$.00

8

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2014	$198,581
Foreign currency translation, net of taxes	(46,276)

Balance, September 30, 2015	152,305

Balance, December 31, 2013	261,108
Foreign currency translation, net of taxes	(6,902)

Balance, September 30, 2014	$254,206

Note 7 - Long Term Investments

	September 30, 2015	December 31, 2014

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$137,767	$223,990
Share of associate’s loss	-	(54,606)
Exchange difference	(33,252)	(31,617)

Carrying value at the end	104,515	137,767

Equity method investment – Fin-Core Corporation
Carrying value of investment at the beginning	-	-
Impairment for the year	-	-
Exchange difference	-	-

Carrying value at the end	-	-

Net value	$104,515	$137,767

COLORSTARS GROUP

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 17.33% on September 30, 2015.

Fin-Core Corporation (FCC) is a private company incorporated in Taiwan.  The number of shares of Fin-Core held by the Company is 57,143 shares, 5.19% at September 30, 2015 and December 31, 2014.  The Company recorded the investment in Fin-Core Corporation at cost.

Phocos AG is a private company incorporated in Germany.  The equity interest held by the Company is 2.38%.  Investment in Phocos AG is stated at cost.

The unaudited financial information of Anteya Technology Corp. as of September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014 (in US dollars) are as follows:

Balance sheet	September 30, 2015	September 30, 2014

Current assets	$2,494,707	$3,669,958
Non-current assets	1,099,030	983,420

Total assets	3,593,737	4,653,378

Current liabilities	911,340	3,597,591
Non-current liabilities	1,686,338	147,763
Stockholders’ equity	996,059	908,024

Total stockholders’ equity and liabilities	3,593,737	$4,653,378

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investments (continued)

	Nine months ended September 30,
Statement of operation	2015	2014

Net sale	$1,697,522	$1,409,764
Cost of goods sold	(1,512,362)	(1,383,157)

Gross profit	185,160	26,607
Operating and non-operating expenses	(788,668)	(746,690)

Net profit (loss)	$(603,508)	$(720,082)

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2015	December 31, 2014

Finished goods	$756,021	$849,036
Allowance for Inventory Valuation and Obsolescence Losses	(176,528)	(184,592)
Total	$579,493	$664,444

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

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Component of income (loss) before income taxes:
United States	$13,068	$(15,122)	$(249,344)	$(79,415)
Foreign	(89,135)	(19,484)	117,245	(166,112)

Net loss	$(76,067)	$(34,606)	$(132,099)	$(245,527)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	$(8,085)	$(2,311)	$(799)	$1,403
Income tax benefit	$(8,085)	$(2,311)	$(799)	$1,403

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accrued Expenses

	September 30, 2015	December 31, 2014

Salaries and allowance	$8,924	$10,424
Insurance	4,396	4,841
Tax payable	-	6,101

	$13,320	$21,366

Note 11 - Bank Short Term Debt

	September 30, 2015	December 31, 2014

Bank loan payable to Taiwan banks	$514,164	$537,651

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 30, 2015 is 1.94% per annum, as of December 31, 2014, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 12 - Geographic Information

Product revenues for the six months ended June 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Customers based in:
Europe	$142,831	$64,604	$335,815	$332,660
Asia	5,529	199,872	22,348	255,233
United States	255,457	149,255	618,248	323,740
Others	3,275	2,473	3,328	3,367

	$407,092	$416,204	$979,739	$915,000

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014

Purchase from Anteya Technology Corp	$80,533	$213,069
Rent paid to Mr. Wei-Rur Chen	34,334	35,874
Sale to Anteya Technology Corp	-	165,016

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	September 30, 2015	December 31, 2014
Anteya Technology Corp
Due from affiliate (liabilities)	$(6,867)	$284,981
Mr. Wei-Rur Chen
Due from affiliate	(75,612)	-

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2010 to November 2015.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of September 30, 2015.  All transactions were at market-based prices.

Note 14 - Commitments

	Nine months ended September 30,
	2015	2014

Rent expenses	$48,315	$75,028

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2015 are as follows:

2015	10,763

$10,763

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2015 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Net Sales.  Net sales decreased to $407,092 for the three months ended September 30, 2015, from $416,204 for the three months ended September 30, 2014. The decrease in sales was due to completion of the street lighting project.

Cost of Goods Sold.  Cost of goods sold decreased to $279,763 for the three months ended September 30, 2015 from $340,502 for the three months ended September 30, 2014.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit increased to $127,329 for the three months ended September 30, 2015 from $75,702 for the three months ended September 30, 2014. The increase in gross profit was primarily due to the decrease of gross margin of some new products.

Gross Profit Percentage.  Gross profit percentage decreased to 31.28% for the three months ended September 30, 2015 from 18.04% for the three months ended September 30, 2014.  The increase in gross profit percentage was primarily due to selling of newly developed high-end industrial lighting products in the USA market.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $104,749 for the three months ended September 30, 2015 from $120,999 for the three months ended September 30, 2014.   The decrease in selling, general and administrative expenses is primarily related to decrease in head count in Taiwan operations.

Research and Development Expenses.  Research and development (R&D) expenses increased to $2,638 for the three months ended September 30, 2015 from $0 for the three months ended September 30, 2014.  The increase in R&D expenses is primarily due to development and testing of the new high-end industrial lighting products.

Depreciation and Amortization.  Depreciation and amortization decreased to $8,811 for the three months ended September 30, 2015 from $9,304 for the three months ended September 30, 2014.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei office established in 2012.

Interest Expense.  Interest expense increased to $2,572 for the three months ended September 30, 2015 from $1,976 for the three months ended September 30, 2014.  The increase in interest expense was due to a slight decrease in the interest rate for borrowing.

Net Income (loss).  For the three months ended September 30, 2015, we incurred a net income of $67,982 as compared to a net loss of $(36,917) for the three months ended September 30, 2014.  The net income was primarily a result of increased gross profit in selling of high-end industrial lighting products in the U.S. market and the completion of the Taiwan street lighting project.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Net Sales.  Net sales increased to $979,739 for the nine months ended September 30, 2015, from $915,000 for the nine months ended September 30, 2014. The increase in sales was due to increased sales from the street lighting project in the first part of 2015.

Cost of Goods Sold.  Cost of goods sold increased to $779,607 for the nine months ended September 30, 2015 from $696,111 for the nine months ended September 30, 2014.  The increase in cost of goods sold was primarily due to increased sales of goods.

Gross Profit.  Gross profit decreased to $200,132 for the nine months ended September 30, 2015 from $218,889 for the nine months ended September 30, 2014. The decrease in gross profit was primarily due to decreased gross margin of the street lighting project.

Gross Profit Percentage. Gross profit percentage decreased to 20.43% for the nine months ended September 30, 2015 from 23.92% for the nine months ended September 30, 2014.  The decrease in gross profit percentage was primarily due to delivering of low-profit margin items of street lighting project.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $361,927 for the nine months ended September 30, 2015 from $410,083 for the nine months ended September 30, 2014.   The decrease in selling, general and administrative expenses is primarily related to decrease in trade show and advertising activity.

Research and Development Expenses.  Research and development (R&D) expenses decreased to $3,380 for the nine months ended September 30, 2015 from $5,983 for the nine months ended September 30, 2014.  The decrease in R&D expenses is primarily due to decreased development and testing of new products.

Depreciation and Amortization.  Depreciation and amortization decreased to $131,300 for the nine months ended September 30, 2015 from $244,124 for the nine months ended September 30, 2014.  The decrease in depreciation and amortization was mainly due to decreased depreciation from fixed assets from construction of the new show room and conference room in Taipei office established in 2012.

Interest Expense.  Interest expense increased to $8,458 for the nine months ended September 30, 2015 from $6,222 for the nine months ended September 30, 2014.  The increase in interest expense was due to an increase in bank loans.

Net Income (loss).  For the nine months ended September 30, 2015, we incurred a net loss of $(131,300) as compared to a net loss of $(244,124) for the nine months ended September 30, 2014.  The net loss was primarily a result of challenges faced from Chinese competitors offering similar products at lower price points.

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

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Net[JK3]  cash provided by (used in) operating activities.  During the three months ended September 30, 2015, net cash used in operating activities was $71,515 compared with $(5,472) used in operating activities for the three months ended September 30, 2014.  The cash flow used in operating activities in the three months ended September 30, 2015 was primarily the result of the Company incurring a net profit, an increase of accounts receivables, account payables, pre-paid expenses and accrued expenses, and a decrease in inventories. The cash flow used in operating activities in the three months ended September 30, 2014 was primarily the result of the Company incurring a net loss, an increase of accounts receivables, inventories, and accrued expenses, and a decrease in account payables

Net cash provided by (used in) investing activities.  During the three months ended September 30, 2015, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended September 30, 2014.

Net cash provided by (used in) financing activities.  During the three months ended September 30, 2015, net cash provided by financing activities was $0 compared with $55,987 used in financing activities for the three months ended September 30, 2014.   The cash flow provided by financing activities in the three months ended September 30, 2014 was primarily the result of increased short-term bank loan from Bank of SinoPac of Taiwan.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Net cash provided by (used in) operating activities.  During the nine months ended September 30, 2015, net cash used in operating activities was $68,310 compared with $(184,868) used in operating activities for the nine months ended September 30, 2014.  The cash flow used in operating activities in the nine months ended September 30, 2015 was primarily the result of the Company incurring a decrease net loss, accounts receivables, and inventories, and an increase in account payables, accrued expenses and receipts in advance. The cash flow used in operating activities in the nine months ended September 30, 2014 was primarily the result of the Company incurring a net loss, a decrease of accounts receivables, and inventories, and an increase in account payables, accrued expenses and receipts in advance

Net cash provided by (used in) investing activities.  During the nine months ended September 30, 2015, net cash used in investing activities was $10,093 compared with $0 provided in investing activities for the nine months ended September 30, 2014.  The increase of net cash provided by investing activities ended nine months September 30, 2015 was primarily the result of purchase of tooling for making new products.

Net cash provided by (used in) financing activities.  During the nine months ended September 30, 2015, net cash provided by financing activities was $0 compared with $155,934 used in financing activities for the nine months ended September 30, 2014.   The cash flow provided by financing activities in the nine months ended September 30, 2014 was primarily the result of increased short-term bank loan from Bank of SinoPac of Taiwan.

                  We currently anticipate that our available cash in hand and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on August 26, 2015. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	August 26, 2015 to February 25, 2016	Fixed at 1.94% per annum

(1)   NTD $17,000,000 is approximately USD $544,000.00.

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products.  In order to increase our cash flow, we are continuing our efforts to stimulate sales.

Recent Developments

               Currently, we have a total principal balance on the above note of Seventeen Million New Taiwan Dollars (NTD $17,000,000). This amount was used to pay in full the three short-term loans from Hua Nan Commercial Bank of Taiwan on October 25, 2013, and funding for operations.

               As of September 30, 2014, NTD $17,000,000 is approximately USD $566,666.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended September 30, 2015, the Company paid USD $10,910 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 17.33% of the outstanding common stock of Anteya Technology Corp as of September 30, 2015. The Company is working together with Anteya in a domestic street lighting project where the total project value for the Company is about NTD$17 million or US$566,666.  The largest transaction for the Company during the period ending September 30, 2015 was for this street lighting project, with Anteya Technology Corp. for NTD $4,967,800, equivalent to approximately USD $165,593.  All transactions were at market-based prices[James Kro4] .

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

Dated: November 16, 2015	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

 [JK1]These are not the most current statements. COLOR  STAR GROUP FS-2014Q3c included in Jimmy’s email of 11/10/14 5:13 AM.

Current financials now added - ME

 [ME2]

 [JK3]Where are the comments for the nine month periods?

 [James Kro4]Should some disclosure be made the sales contract in which Anteya is a participant?