Form 10-K
period 2015-12-31
ColorStars Group
filed 2016-04-14
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[ x ]        Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes     ☐           No      ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on March 29, 2016 was $335,818.

As of March 29, 2016, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

{

COLORSTARS GROUP

2015 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2015 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry. In 2013, we added one new distributor in the Middle East region and one new distributor in Germany. Our largest supplier accounted for approximately 23.72% of total purchases by the Company in 2015.

Customers

We sell our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience.  We also distribute our LED lighting to lighting engineers engaged in specific lighting projects.  Typically, we do not sell our products directly to end-users. Our largest customer accounted for approximately 61.59% of the total revenue in 2015.

In 2015 we experienced an overall decrease in the number of customers globally, as global competition increased. At this time, the LED market is being flooded with low-priced products from China. Many of our customers are either evaluating or switching to low-priced suppliers as opposed to opting for premium quality products with superior engineering and design.

Product Research and Development

We are engaged in research and development on a variety of consumer and professional lighting products. Among these products are LED Panel Lights with changeable color-temperature and dimming capability, and WiFi based smart control system. Some of these products are in the certification process. During the past two fiscal years, we spent approximately $11,165 in 2014 and $3,822 in 2015 on research and development.

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

Strategy

As low-priced competitors from China greatly affected our 2015 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also we decreased our promotional and selling expenses, such as costs associated with attending trade shows.  Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

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

Employees

As of December 31, 2015, we had a total of 6 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time. Such benefits and arrangements will be considered and developed over the next 12 months.

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

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of NTD $120,000 (USD $4,133.51) per month (NTD $1,440,000 (USD $48,510.03) annually).  The initial lease term for the agreement was from November 2005 to November 2010.  The lease was extended for another five (5) years to November 2015. The lease was then extended for another five (5) years to November 2020.  This office is the main operational office in Taiwan with the address of 10F, No. 566 and 568 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.

On July 1, 2013, we signed a month to month lease agreement at a consideration of USD $2,136 per month (USD $25,632 annually). This leased property is located at 515 N. Smith Avenue, Suite 101, Corona, California 92880. This lease was terminated on April 30, 2015.

On September 1, 2011, we signed a two (2) year lease agreement at a consideration of NTD $60,000 (USD $2,066.76) per month (NTD $720,000 (USD $24,801.08) annually).  This property is used as a warehouse and shipping area with the address of 9F, No. 566 Jungjeng Road, Sindian City, Taipei County, Taiwan 231.  The first lease term ended on August 31, 2013, resulting in total lease payments of NTD $480,000 (USD $16,534.05) for the 2013 term. This lease agreement was extended for another two (2) year period. This lease term ended August 31, 2015, resulting in total lease payments of NTD $720,000 (USD $24,801.08) for the partial 2013, 2014 and partial 2015 term. This lease was terminated on August 31, 2015.

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

	High	Low

Year Ended December 31, 2015
First Quarter	$0.086	$0.03
Second Quarter	$0.0415	$0.03
Third Quarter	$0.04	$0.033
Fourth Quarter	$0.033	$0.033

Security Holders

As of December 31, 2015, there were 239 record holders of 67,448,890 shares of our Common Stock

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

Net cash (used in) provided by operating activities.  During the fiscal year ended December 31, 2015, net cash used in operating activities was $(20,601) compared with $(255,584) used in operating activities for the fiscal year ended December 31, 2014. The cash flow used in operating activities in the fiscal year ended December 31, 2015 was primarily the result of increase in account receivable and net loss. The cash flow used in operating activities in the fiscal year ended December 31, 2014 was primarily the result of increase in account receivable and net loss.

Net cash (used in) provided by investing activities.  During the fiscal year ended December 31, 2015, net cash used in investing activities was $(10,002) compared with $0 used in investing activities for the fiscal year ended December 31, 2014. The cash flow provided by investing activities in the fiscal year ended December 31, 2015 was primarily the result of the newly installed air conditioning units in the Taiwan office. No cash flow was used in investing activities in the fiscal year ended December 31, 2014.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2015, net cash provided by financing activities was $0 compared with $135,439 provided by financing activities for the fiscal year ended December 31, 2014.  No additional cash flow was provided by financing activities in the fiscal year ended December 31, 2015. Net cash flow generated in financing activities in the fiscal year ended December 31, 2014 was from the increase of the short term loan from Bank SinoPac.

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

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 25, 2015. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	February 24, 2016 to August 23, 2016	Fixed at 1.8% per annum

(1) NTD $17,000,000 is approximately USD $517,600

Our continued existence is dependent upon several factors, including increased sales volumes, collection of existing receivables and the ability to achieve profitability from the sale of our products. In order to increase our cash flow, we are continuing our efforts to stimulate sales.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2015 to Fiscal Year Ended December 31, 2014

Net Sales.  Net sales decreased to $1,279,879 for the year ended December 31, 2015 from $1,456,958 for the year ended December 31, 2014. The decrease in sales was due to the majority of the street lighting project being completed in 2014, rather than 2015.

Cost of Goods Sold.  Cost of goods sold decreased to $1,104,570 for the year ended December 31, 2015 from $1,257,494 for the year ended December 31, 2014. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit.  Gross profit decreased to $175,309 for the year ended December 31, 2015 from $199,464 for the year ended December 31, 2014. The decrease was due to decrease in overall sales. The Company’s gross profit margin percentage decreased to 13.7% for the year ended December 31, 2015 compared to 13.69% for the year ended December 31, 2014. The gross profit margin was approximately the same in 2015 as it was in 2014.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased to $467,506 for the year ended December 31, 2015 from $529,833 for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily related to the termination of the Corona office lease in the second quarter of 2015 and the warehouse in Taipei in the third quarter of 2015.

Research and Development.  R&D expense decreased to $3,822 for the year ended December 31, 2015 from $11,165 for the year ended December 31, 2014. Research and development was primarily related to the new product lines that are still under evaluation.

Depreciation, Amortization, and Depletion.  Depreciation, amortization, and depletion decreased to $35,938 for the year ended December 31, 2015 from $40,061 for the year ended December 31, 2014, mainly due to less overall value of fixed property after years of use.

Interest Expense.  Interest expense increased to $10,856 for the year ended December 31, 2015 compared with $8,849 for the year ended December 31, 2014. The increase in interest expense was due to the increase of the company’s short term loan from $15M NTD in 2014 to $17M NTD in 2015.

Net Loss.  For the year ended December 31, 2015, we incurred a net loss of $(318,095) as compared to a net loss of $(363,525) for the year ended December 31, 2014. The net loss was primarily a result of insufficient revenue from sales and low profit margin due to competition and price erosion.

ColorStars products are sold in over 25 different countries around the world.

Product revenues for the fiscal year ended December 31, 2015 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$379,738	29.67%
Asia	$49,350	3.85%
USA	$846,722	66.16%
Others	$4,069	0.32%
Total	$1,279,879	100%

Product revenues for the fiscal year ended December 31, 2014 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$445,879	30.60%
Asia	$584,441	40.11%
USA	$419,862	28.82%
Others	$6,776	0.47%
Total	$1,456,958	100%

Product

 Our revenue reported in fiscal year 2015 and 2014 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2015 and 2014 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2015:

		Less than						After
Contractual Obligation	Total	1 Year		1-3 Years		3-5 Years		5 Years

Short-term debt Obligations(1)	$517,600	$517,600	$		$		$

Operating Leases(2)	238,275	69,476		87,688		81,111

Total contractual cash obligations	$755,875	$587,076		$87,688		$81,111	$

(1)	Short-term debt obligations: Short-term loans from local banks.

(2)	Operating Leases: Office leases in Taiwan and Corona, California USA.

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

COLORSTARS GROUP

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

COLORSTARS GROUP AND SUBSIDIARY AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

TABLE OF CONTENTS

                                                                                                                                                                                                                                                                                PAGE NO.

Report of Independent Registered Public Accountant                                                                                                                                                                                             1

Audited Consolidated Balance Sheets as of

December 31, 2015 and December 31, 2014                                                                                                                                                                                                    2

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended

   December 31, 2015 and 2014                                                                                                                                                                                                                                  3

Audited Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended

   December 31, 2015 and 2014                                                                                                                                                                                                                                  4

Audited Consolidated Statements of Cash Flows for the years ended

   December 31, 2015 and 2014                                                                                                                                                                                                                                  5

Notes to Consolidated Financial Statements                                                                                                               6-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ColorStars Group:

We have audited the accompanying consolidated balance sheets of ColorStars Group and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, consolidated statements of stockholders’ (deficit) equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2015. ColorStars Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ColorStars Group as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

__________________________________________________

__________________________________________________

Michael F. Albanese, CPA

Parsippany, New Jersey

March 29, 2016

33

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and equivalents	$24,129	$75,397
Accounts receivable, net of allowance for doubtful accounts of $73,794 at December 31, 2015 and $53,327 at December 31, 2014. Due from affiliate	175,483 712	164,722 284,981
Inventory	420,635	664,444
Prepaid expenses and other current assets	37,349	48,103

Total current assets	658,308	1,237,647

Equipment, net of accumulated depreciation	62,864	81,958
Investments	109,380	137,767
Other assets	15,005	26,496

Total assets	$845,557	$1,483,868

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$517,600	$537,651
Accounts payable	152,142	404,319
Accrued expenses	12,997	21,366
Receipts in advance and other current liabilities	9,060	17,038

Total current liabilities	691,799	980,374
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at December 31, 2015 and December 31, 2014	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	167,783	198,581
Accumulated deficit	(3,193,704)	(2,874,766)

Total stockholders’ equity	153,758	503,494

Total liabilities and stockholders’ equity	$845,557	$1,483,868

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

 (IN US$)

	For the year ended December 31,
	2015	2014

Net sales	$1,279,879	$1,456,958
Cost of goods sold	1,104,570	1,257,494

Gross profit	175,309	199,464
Operating expenses
Selling, general and administrative	467,506	529,833
Research and development	3,822	11,165

Total operating expenses	471,328	540,998

Loss from operations	(296,019)	(341,534)

Other income (expenses)
Interest expense (net)	(10,856)	(8,849)
Share of investee’s operating results (net)	-	(54,606)
Gain (loss) on foreign exchange, net	35,740	42,750
Other, net	(49,960)	2,770

Loss before income tax	(321,095)	(359,469)
Income tax benefit (expense)	2,157	(4,056)

Net loss	(318,938)	(363,525)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(318,938)	(363,525)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	(30,798)	(62,527)

Comprehensive loss	$(349,736)	$(426,052)

The accompanying notes are an integral part of the financial statements.

35

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2013	67,448,890	$ 67,449	$3,112,230	$(2,511,241)	$261,108	$929,546
Foreign currency translation	-	-	-	-	(62,527)	(62,527)
Net loss	-	-	-	(363,525)	-	(363,525)

Balance, December 31, 2014	67,448,890	$ 67,449	$3,112,230	$(2,874,766)	$198,581	$503,494
Foreign currency translation	-	-	-	-	(30,798)	(30,798)
Net loss	-	-	-	(318,938)	-	(318,938)

Balance, December 31, 2015	67,448,890	$ 67,449	$3,112,230	$(3,193,704)	$167,783	$153,758

  The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

	For the year ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss)	$(318,938)	$(363,525)
Depreciation and amortization	35,938	40,061
Provision for doubtful accounts	23,352	6,538
Share of investment loss (profit)	-	54,606
Changes in operating assets and liabilities:
Accounts receivable	250,156	(330,216)
Inventories	243,809	128,891
Prepaid expenses and other current assets	13,606	(17,453)
Accounts payable	(252,177)	216,876
Accrued expenses	(8,369)	453
Receipts in advance and other current liabilities	(7,978)	8,185

Cash flows ( used in ) operating activities	(20,601)	(255,584)

Cash flows from investing activities
Addition to fixed assets	(10,002)	-

Cash flows ( used in ) financing activities	(10,002)	-

Cash flows from financing activities
Proceeds from bank loan	-	135,439

Cash flows provided from financing activities	-	135,439

Effect of exchange rate changes on cash and cash equivalents	(20,665)	8,585

Net (decrease) in cash and cash equivalents	(51,268)	(111,560)
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	24,129	$75,397

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,912	$8,956
Tax paid	5	810

The accompanying notes are an integral part of the financial statements.

37

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the year ended December 31, 2015 and 2014 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the year ended December 31, 2015 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2015.

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

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $73,754 and $53,327 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method).  Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2015 and 2014, the allowance for obsolete inventory was $321,368 and $184,592 respectively.

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

Investments –If the Company determines an unrealized loss is other-than-temporary, the Company recognizes the loss in earnings.

At December 31, 2015 and 2014, the Company has investments stated at cost method.

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

The Company adopted the provisions of ASC 820, which require us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2015, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2015, such losses have been within management’s expectations.

In fiscal year 2015, products sold to the Company’s largest customer, accounted for approximately 61.59% of the total revenue for fiscal year 2015 (2014 - 33.58%). Products purchased from the Company’s largest suppliers, accounted for approximately 23.72% of the total purchases for fiscal year 2015 (2014 – 39.06%).

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	The year ended December 31,
	2015	2014

Net loss attributable to common stockholders	$(318,938)	$(363,525)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2014	$198,581
Foreign currency translation, net of taxes	(30,798)

Balance, December 31, 2015	167,783

Balance, December 31, 2013	261,108
Foreign currency translation, net of taxes	(62,527)

Balance, December 31, 2014	$198,581

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment

	December 31, 2015	December 31, 2014

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$137,767	$223,990
Share of associate’s loss	-	(54,606)
Exchange difference	(28,387)	(31,617)

Carrying value at the end	109,380	137,767

Net value	$109,380	$137,767

The Company adopted the provisions of ASC 820, which require us to determine the fair value of financial assets and liabilities using a specified fair-value hierarchy. The objective of the fair-value measurement of our financial instruments is to reflect the hypothetical amounts at which we could sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 13.68% on December 31, 2015.

Anteya Technology issued an additional of 2,000,000 shares to 9,500,000 shares during 2015. The Company decided not to subscribe any of these newly issued shares. As a result, the equity interest decreased to 13.68% from 17.33% after the issuance of 2,000,000 new shares.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long term investment (continued)

The unaudited financial information of Anteya Technology Corp. as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and 2014 (in US dollars) are as follows:

Balance sheet	December 31, 2015	December 31, 2014

Current assets	$3,849,571	$3,801,725
Non-current assets	723,833	829,550

Total assets	4,573,404	4,631,276

Current liabilities	1,361,178	2,353,483
Non-current liabilities	1,590,979	1,344,053
Stockholders’ equity	1,621,247	933,740

Total stockholders’ equity and liabilities	4,573,404	$4,631,276

	For the year ended December 31,
Statement of operation	2015	2014

Net sale	$3,098,333	$2,640,570
Cost of goods sold	(2,082,083)	(2,265,852)

Gross profit	1,016,250	374,718
Operating and non-operating expenses	(974,315)	(1,030,153)

Net profit (loss)	$41,935	$(655,435)

Note 8 – Inventory

Inventories stated at the lower of cost or market value are as follows:

	December 31, 2015	December 31, 2014

Finished goods	$742,003	$849,036
Allowance for Inventory Valuation and Obsolescence Losses	(321,368)	(184,592)
Total	$420,635	$664,444

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2015	2014

Plant and equipment:
Machinery equipment	$156,778	$162,851
Transportation equipment	20,588	21,386
Office equipment	65,730	87,192
Other	9,044	223
Total cost	252,140	271,652

Accumulated depreciation:
Machinery equipment	121,476	103.837
Transportation equipment	7,435	4,158
Office equipment	59,292	81,476
Other	1,073	223
Total accumulated depreciation	189,276	189,694

Plant and equipment – net	$62,864	$81,958

Depreciation was $27,299 and $31,611 for the years ended December 31, 2015 and 2014 respectively.

Department to obtain cost accounted basis, to extend the number of years of durable fixed assets major improvements, updates and additional capital expenditures included as part of the fixed assets, recurrent expenditure will be used for repair and maintenance costs of treatment. Depreciation of fixed assets system cost method, and 3 to 5 years of age, in order to raise the average calculated columns.

Note 10 - Income Taxes

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

The income tax provision information is provided as follows:

	For the year ended December 31,
	2015	2014
Component of income (loss) before income taxes:
United States	$(265,015)	$(100,349)
Foreign	(56,079)	(256,991)

Net loss	$(321,094)	$(357,340)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	$(800)
Foreign	$2,157	(3,256)
Income tax benefit	$2,157	$(4,056)

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Federal income taxes at applicable statutory rates	$(112,382)	$(125,069)
Adjustment resulting from the tax effect of:
State income tax	-	(800)
Foreign tax rate differential	10,094	46,258
Loss with no tax benefit provided	79,170	58,621
Non-deductible expenses and other	25,275	16,934

	$2,157	$(4,056)

As of December 31, 2015, there was gross U.S. federal net operating loss carry forwards of approximately $1,200,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2035.

Note 11 – Accrued Expenses

	December 31, 2015	December 31, 2014

Salaries and allowance	$8,983	$10,424
Insurance	4,014	4,841
Tax payable	-	6,101

	$12,997	$21,366

Note 12 - Bank Short Term Debt

	December 31, 2015	December 31, 2014

Bank loan payable to Taiwan banks	$517,600	$537,651

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 31, 2015 is 1.94% per annum, as of December 31, 2014, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Geographic Information

Product revenues for the six months ended June 30, 2015 and 2014 are as follows:

	For the year ended December 31,
	2015	2014

Customers based in:
Europe	$379,738	$445,879
Asia	49,350	584,441
United States	846,722	419,862
Others	4,069	6,776

	$1,279,879	$1,456,958

Note 14 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014

Purchase from Anteya Technology Corp	$116,163	$263,977
Rent paid to Mr. Wei-Rur Chen	45,366	47,504
Sale to Anteya Technology Corp	-	489,271

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	December 31, 2015	December 31, 2014
Anteya Technology Corp
Due from affiliate (liabilities)	$712	$284,981

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2015.  All transactions were at market-based prices.

COLORSTARS GROUP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments

	For the year ended December 31,
	2015	2014

Rent expenses	$59,328	$99,527

The company leases offices in Taiwan and in California, US under operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2015 are as follows:

2016	$69,476
2017	43,844
2018	43,844
2019	43,844
2020	37,267

$238,275

Note 16 - Subsequent Events

The Company evaluated all events subsequent to December 31, 2015 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

NAME	AGE	OFFICES HELD

Wei Rur Chen	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Hsiu-Fu Liu	61	Director

Mei-Ying Chiu	63	Secretary and Director

WEI RUR CHEN, age 55, has served as our Chief Executive Officer and President since 2003.  Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989.  Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

HSIU-FU LIU, age 61 has been serving on our board since December 2008.  Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China.  Mr. Liu graduated from Hsinchu Technical high school in 1973.

MEI-YING (EASTER) CHIU, age 63, has served as our Secretary since 2004.  Prior to joining us, Ms. Chiu was Vice President of Sales and Marketing for 5E Chemical Co., Ltd. from 2003 to 2004, Manager of Marketing for Tingya Engineering from 2001 to 2003, Project Manager for Stone & Webster Taiwan from 1999 to 2001 and Project Manager for Gibsin Engineering Co., Ltd. from 1980 to1997.  Ms. Chiu earned a Bachelor of Arts, Business Administration from Mingchuan University, Taiwan in 2001 and a Master’s degree of Executive Management of Business and Administration from Hong Kong Chinese University.

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

(i)    no compensation was taken for bonus, vehicle allowance or stock options in 2015

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen-- CEO, President and CFO	2015 2014 2013	$23,000 $23,000 $20,500	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$23,000 $23,000 $20,500
Mei-Ying (Easter) Chiu--Secretary and Director	2015 2014 2013	$35,645 $35,645 $36,833	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$35,645 $35,645 $36,833

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2015 by:

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of December 31, 2015.

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

The Company leases office space from Mr. Wei-Rur Chen. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock. The current term for the lease agreement is from November 2015 to November 2020. During 2015, the Company paid USD $43,844 in rent pursuant to this lease agreement.  Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2015.  All transactions were at market-based prices. For the year ended December 31, 2015, the Company has purchased from Anteya for a total of USD$116,163 and has sold to Anteya for a total of USD$0 of goods and services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Michael F. Albanese, CPA, the Company’s independent registered public accountant, for fiscal years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$33,368.19		$34,649
Audit Related Fees (2)	0		0
Tax Fees (3)	0		0
All Other Fees (4)	0		0
Total Fees paid to auditor	$33,369.19		$34,649

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2015 and 2014.

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

ColorStars Group

Dated: March 31, 2016	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	March 31, 2016
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	March 31, 2016
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	March 31, 2016
Mei-Ying Chiu