Form 10-K/A
period 2015-12-31
ColorStars Group
filed 2016-04-20
CIK 1418780

EXPLANATORY NOTE

ColorStars Group is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission  (the “SEC”) on April 14, 2015 (the “Original Filing”) for the purpose of adding XBRL and correcting a typo on page on the Statement of Cash Flows.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b) and 15d-14(a) and (b).

Except as stated in this Explanatory Note, no other information contained in any Item of the Original Filing is being amended, updated or otherwise revised.  This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

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

Specific models with lumen output are as follows: R4S-E27-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 70; 500 lumens); R4S-E27-WHT-W-30 (3000K ±200K; beam angle: 30°; CRI 70; 420 lumens); R4S-E27-WHT-D-45 (5500K ±200K; beam angle: 45°; CRI 70; 470 lumens); R4S-E27-WHT-W-45 (3000K ±200K; beam angle: 45°; CRI 70; 400 lumens); R4S-E27-WHT-D-30 (5500K ±200K; beam angle: 30°; CRI 80; 420 lumens); R4S-E27-

11. R4S-GU10-WHT: The R4S-GU10-WHT Series lamps are 7W GU10 LED lamps with new chips that provide an increase in lumen output of up to 42% over the R4-GU10-WHT Series lamps.

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

46. ZZ-BRIGHT™ -RGB Channel Letter LEDs: ZZ-BRIGHT™-RGB channel-letter LEDs are suitable for tube lights, box signage, 3D letters, decoration lighting, indicating lighting and indirect lighting.  Each PCB has 3 SMD-

We grant a small number of certain distributors the right in defined territories to distribute our products. We have not entered into any written agreements with these distributors.  As such, if our distributors are not adequately performing, we have the option to terminate our relationship at any time with them. Our distributors could also discontinue marketing and distributing our products with little or no notice.  If our distributors were to discontinue marketing and distributing our products for any reason, we believe that, due to an abundance of distributors in the LED lighting product sector, we could find an alternative distributor within a short duration of time; however, until we locate another distributor, our business and results of operations could be adversely impacted.

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

35

COLORSTARS GROUP AND SUBSIDIARY

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN US$)

	For the year ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss)	$(318,938)	$(363,525)
Depreciation and amortization	35,938	40,061
Provision for doubtful accounts	23,352	6,538
Share of investment loss (profit)	-	54,606
Changes in operating assets and liabilities:
Accounts receivable	250,156	(330,216)
Inventories	243,809	128,891
Prepaid expenses and other current assets	13,606	(17,453)
Accounts payable	(252,177)	216,876
Accrued expenses	(8,369)	453
Receipts in advance and other current liabilities	(7,978)	8,185

Cash flows ( used in ) operating activities	(20,601)	(255,584)

Cash flows from investing activities
Addition to fixed assets	(10,002)	-

Cash flows ( used in ) investing activities	(10,002)	-

Cash flows from financing activities
Proceeds from bank loan	-	135,439

Cash flows provided from financing activities	-	135,439

Effect of exchange rate changes on cash and cash equivalents	(20,665)	8,585

Net (decrease) in cash and cash equivalents	(51,268)	(111,560)
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	24,129	$75,397

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,912	$8,956
Tax paid	5	810

37

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

ColorStars Group

Dated: April 18, 2016	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Wei-Rur Chen	President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors	April 18, 2016
Wei-Rur Chen
/s/ Hsiu-Fu Liu	Director	April 18, 2016
Hsiu-Fu Liu
/s/ Mei-Ying Chiu	Secretary and Director	April 18, 2016
Mei-Ying Chiu