Form 10-Q
period 2016-03-31
ColorStars Group
filed 2016-05-23
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN US$)

	March 31, 2016	December 31, 2015

Assets

Current assets:
Cash and equivalents	$33,547	$24,129
Accounts receivable, net of allowance for doubtful accounts of $91,293 at March 31, 2016 and $73,794 at December 31, 2015 Net of due from affiliate account of $556,759 at March 31, 2016 and $557,554 at December 31, 2015.	78,733	176,195
Inventory	420,050	420,635
Prepaid expenses and other current assets	33,225	37,349

Total current assets	565,555	658,308

Equipment, net of accumulated depreciation	57,109	62,864
Investments	121,118	109,380
Other assets	15,588	15,005

Total assets	$759,370	$845,557

Liabilities and stockholders’ equity

Current liabilities:
Short term loan	$525,891	$517,600
Accounts payable	44,652	152,142
Accrued expenses	13,154	12,997
Receipts in advance and other current liabilities	47,224	9,060

Total current liabilities	630,921	691,799
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2016 and December 31, 2015	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	218,134	167,783
Accumulated deficit	(3,269,364)	(3,193,704)

Total stockholders’ equity	128,449	153,758

Total liabilities and stockholders’ equity	$759,370	$845,557

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN US$)

	Three months ended March 31,
	2016	2015

Net sales	$122,009	$192,945
Cost of goods sold	82,050	134,377

Gross profit	39,959	58,568
Operating expenses
Selling, general and administrative	108,004	132,916

Total operating expenses	108,004	132,916

Loss from operations	(68,045)	(74,348)

Other income (expenses)
Interest expense (net)	(2,272)	(3,229)
Share of investee’s operating results (net)	-	-
Gain (loss) on foreign exchange, net	(11,072)	(12,260)
Other, net	-	528

Loss before income tax	(81,389)	(89,309)
Income tax benefit	5,729	8,343

Net loss	(75,660)	(80,966)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(75,660)	(80,966)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	50,351	17,967

Comprehensive loss

	$(25,309)	$(62,999)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(IN US$)

	For three months ended March 31,
	2016	2015

Cash flows from operating activities
Net (loss)	$(75,660)	$(80,966)
Depreciation and amortization	8,481	8,990
Provision for doubtful accounts	15,866	(2,550)
Share of investment loss	-	-
Changes in operating assets and liabilities:
Accounts receivable	81,596	204,327
Inventories	585	(69,363)
Prepaid expenses and other current assets	1,644	(6,088)
Accounts payable	(107,490)	(63,217)
Accrued expenses	157	(2,009)
Receipts in advance and other current liabilities	38,164	65,508

Cash flows provided by (used for) operating activities	(36,657)	54,632

Effect of exchange rate changes on cash and cash equivalents	46,075	13,964

Net increase in cash and cash equivalents	9,418	68,596
Beginning cash and cash equivalents	24,129	75,397

Ending cash and cash equivalents	$33,547	$143,993

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,272	$3,231
Tax paid	$-	$-

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2016.

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

Note 4 - Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management. Through March 31, 2016, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufactory industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through March 31, 2016, such losses have been within management’s expectations.

For the three months ended March 31, 2016, products sold to the Company’s largest customer, accounted for approximately 64.23%. Products purchased from the Company’s first two largest suppliers were accounted for approximately 39.39% of the total purchases.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended Mar 31,
	2016	2015

Net loss attributable to common stockholders	$(75,660)	$(80,966)

Weighted average common stock outstanding - Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$.00	$.00

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive loss were as follows:

Foreign currency translation

Balance, December 31, 2015	167,783
Foreign currency translation, net of taxes	50,351

Balance, March 31, 2016	218,134

Balance, December 31, 2014	198,581
Foreign currency translation, net of taxes	17,967

Balance, March 31, 2015	216,548

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investment

	March 31, 2016	December 31, 2015

Cost method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$109,380	$137,767
Share of associate’s loss	-	-
Exchange difference	11,738	(28,387)

Carrying value at the end	121,118	109,380

	$121,118	$109,380

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.  The equity interest held by the Company is 13.68% on March 31, 2016.

The unaudited financial information of Anteya Technology Corp. as of March 31, 2016 and December 31, 2015 and for three months ended March 31, 2016 and 2015 (in US dollars) are as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet	March 31, 2016	December 31, 2015

Current assets	$4,444,766	$3,849,571
Non-current assets	870,520	723,833

Total assets	5,315,286	4,573,404

Current liabilities	2,258,306	1,361,178
Non-current liabilities	1,518,583	1,590,979
Stockholders’ equity	1,538,397	1,621,247

Total stockholders’ equity and liabilities	$5,315,286	$4,573,404

	Three months ended March 31,
Statement of operation	2016	2015

Net sale	$885,774	$416,265
Cost of goods sold	(688,524)	(381,758)

Gross profit	197,250	34,507
Operating and non-operating expenses	(350,410)	(261,906)

Net profit	$(153,160)	$(227,399)

Note 8 - Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2016	December 31, 2015
Finished goods	$746,566	$742,003
Allowance for Inventory Valuation and Obsolescence Losses	(326,516)	(321,368)
Total	$420,050	$420,635

Note 9 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions, the tax years 2006 through 2015 remain open for state and federal examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.  With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2015 (inclusive).

The income tax provision information is provided as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2016	2015
Component of income (loss) before income taxes:
United States	$(14,049)	$(25,612)
Foreign	(67,340)	(63,697)

Net loss	$(81,389)	$(89,309)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	$5,729	8,343
Income tax benefit	$5,729	$8,343

Note 10 - Accrued Expenses

	March 31, 2016	December 31, 2015

Salaries and allowance	$9,141	$8,983
Insurance	4,013	4,014
Tax payable	-	-

	$13,154	$12,997

Note 11 - Bank Short Term Debt

	March 31, 2016	December 31, 2015

Bank loan payable to Taiwan banks	$525,891	$517,600

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2016 is 1.8% per annum, as of December 31, 2015, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

	March 31, 2016	December 31, 2015

Bank loan payable to Taiwan banks	$525,891	$517,600

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2016 is 1.8% per annum, as of December 31, 2015, interest rate is 1.94% per annum.  The short term debt is secured by:

  personal guarantee from directors
  the realty property of spouse of directors

Note 12 - Geographic Information

Product revenues for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended Mar 31,
	2016	2015
Customers based in:
Europe	$40,708	$82,697
Asia	1,921	6,078
United States	78,648	104,170
Others	732	-

	$122,009	$192,945

Note 13 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Purchase from Anteya Technology Corp	$22,672	$33,402
Rent paid to Mr. Wei-Rur Chen	10,842	11,446

As of the balance sheet date indicated, the Company had the following liabilities recorded with respect to related party transactions:

	March 31, 2016	December 31, 2015
Anteya Technology Corp
Due from affiliate (liabilities)	$917	$712

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2016.  All transactions were at market-based prices.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments

	Three months ended March 31,
	2016	2015

Rent expenses	$10,842	$19,973

The company leases an office in Taiwan under an operating leases.  Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2016 are as follows:

2016	$52,634

 Note 15 – Subsequent Events

The Company evaluated all events subsequent to March 31, 2016 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

(c)          Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Net Sales.  Net sales decreased to $122,009 for the three months ended March 31, 2016, from $192,945 for the three months ended March 31, 2015. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold.  Cost of goods sold decreased to $82,050 for the three months ended March 31, 2016 from $134,377 for the three months ended March 31, 2015.  The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit.  Gross profit decreased to $39,959 for the three months ended March 31, 2016 from $58,568 for the three months ended March 31, 2015. The decrease in gross profit was primarily due to improved operating efficiencies.

Gross Profit Percentage.  Gross profit percentage increased to 32.75% for the three months ended March 31, 2016 from 30.35% for the three months ended March 31, 2015.  The increase in gross profit percentage was primarily due to high profit items movement during the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $108,004 for the three months ended March 31, 2016 from $132,916 for the three months ended March 31, 2015.   The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses.  Research and development (R&D) expenses remained constant at $0 for the three months ended March 31, 2016 as compared to $0 for the three months ended March 31, 2015.  The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization.  Depreciation and amortization decreased to $8,481 for the three months ended March 31, 2016 from $8,990 for the three months ended March 31, 2015.  The decrease in depreciation and amortization was mainly due to the decrease of asset values over time.

Interest Expense.  Interest expense decreased to $2,272 for the three months ended March 31, 2016 from $3,231 for the three months ended March 31, 2015.  The increase in interest expense was due to foreign exchange conversion and lower interest rate for the period.

Net Income (loss).  For the three months ended March 31, 2016, we incurred a net loss of $(75,660) as compared to a net loss of $(80,966) for the three months ended March 31, 2015.  The net loss was primarily a result of less revenue for the period along with the profit margin not being enough to cover the operating cost.

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

Net cash provided by (used in) operating activities.  During the three months ended March 31, 2016, net cash provided in operating activities was $(36,657) compared with $54,632 used in operating activities for the three months ended March 31, 2015.  The cash flow provided in operating activities in the three months ended March 31, 2016 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.The cash flow used in operating activities in the three months ended March 31, 2015 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables

Net cash provided by (used in) investing activities.  During the three months ended March 31, 2016, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2015.

Net cash provided by (used in) financing activities.  During the three months ended March 31, 2016, net cash used in financing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2015.

We currently anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 24, 2016. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	February 24, 2016 to August 23, 2016	Fixed at 1.80% per annum

(1) NTD $17,000,000 is approximately USD $525,891.00

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

Related Party Transactions

               The Company leases office space from Mr. Wei-Rur Chen. The term for the lease agreement is from November 2010 to November 2015. During the three months ended March 31, 2016, the Company paid USD $11,148  in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2016.  All transactions were at market-based prices.

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

Dated: May 23, 2016	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors