Form 10-K/A
period 2015-12-31
ColorStars Group
filed 2018-04-13
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(mark one)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Address of Principal Executive Offices)( Zip Code)

(949) 336-6161

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016 was $250,744.

As of March 29, 2016, the registrant had 67,448,890 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note:

We are filing this Amendment No. 2 on Form 10K/A (“Amendment No. 2”) to our Annual Report on Form 10K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016, as amended by Amendment No. 1 filed with the SEC on April 20, 2016 (together, the “Original Form 10-K). We are filing this Amendment No. 2 to make certain changes to the financial statements and footnotes contained in “Item 8; Financial Statements and Supplementary Data” of the Original Form 10-K as follows: (i) correct an error in the consolidated balance sheet relating to an unrecognized shareholder loan in the amount of $20,000 to be characterized as a current liability; (ii) make certain adjustments for the recoverability of accounts receivable; (iii) make certain adjustments to the value of the Company’s inventory; (iv) make a trace-back adjustment to the loss in equity investment in its local supplier; and (v) various other corrections and changes to grammar and syntax. These changes have also resulted in changes to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made is this Amendment No. 2 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

COLORSTARS GROUP

2015 FORM 10-K/A ANNUAL REPORT

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our inability to raise additional funds to support operations and capital expenditures;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	our inability to successfully compete against existing and future competitors;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights; and

●	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

On December 28, 2012, Fin-Core increased its total shares to 1,100,000 shares with a new capital injection. The Company decided to not participate in the new share subscription and kept its total shares at 57,143. As a result, on December 31, 2012, the Company’s equity interest in Fin-Core decreased to 5.19%. As a result of the consolidation and subsequent increase in outstanding shares, Fin-Core is no longer deemed our subsidiary.

In 2004, ColorStars, Inc. based in Taiwan acquired 20% of the outstanding common shares of Anteya Technology Corporation. Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. On August 16, 2012, Anteya increased its share capital from 5,000,000 shares to 6,500,000 shares, and we subscribed for 300,000 additional shares at par value. The Company now holds a total of 1,300,000 shares in Anteya representing a total investment of NTD $27,304,000 (USD $910,492) representing 20% equity. Anteya Technology issued an additional of 1,000,000 shares to 7,500,000 shares during 2014 and an additional 2,000,000 shares in 2015. The Company decided not to subscribe any of these newly issued shares. As a result, the equity interest decreased to 13.68% for the period ended December 31, 2015. Anteya Technology was given cessation of operations from April 28, 2017. As a result, the investment was deducted by full impairment on December 31, 2015.

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

Products

Color Stars’ current line of products is as follows:

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

18. R4-A19-WHT: Two types of LED A19 lamps are available in the R4 Series – the 6W R4-A19-WHT-6U and the 10W R4-A19-WHT-10U. The ‘U’ refers to universal voltage (100~240Vac). The R4-A19-WHT-6U lamps are lightweight, only 50g, have a uniform light source and provide the same brightness as a 40W incandescent lamp with up to 85% power savings.

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

29. EZSTAR™-Single-Color LED Modules: EZSTAR™-Single-Color LED modules are suitable for cabinet, accent and cove lighting and are available in red, green, blue and amber, plus warm white (2900k ±100k) and daylight white (5500k), and in lengths of 15 cm and 30 cm. EZSTAR™—WHT waterproof models with an IP67 protection rating are available.

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

We believe that we can compete successfully with our competitors because of lower manufacturing costs and the close proximity of our research and development operations to one of the world’s most advanced high-tech centers – Taipei – Hsinchu, Taiwan - which offers a supply of highly-trained engineers and the latest in SSL technology.

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

We use the trademarks “ColorStars”, “TriStar”, “StarStream”, and “PAVO” which are registered trademarks in various countries worldwide. All trademarks, service marks and copyright registrations associated with the business are registered in the name ColorStars Group and expire over various periods of time. We intend to vigorously defend against infringements of our trademarks, service marks and copyrights.

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

New Jersey Assemblyman Larry Chatzidakis introduced a bill on February 8, 2007 that calls for the state to switch to fluorescent lighting in government buildings over the next three years. Mr. Chatzidakis said, “The light bulb was invented a long time ago and a lot of things have changed since then. I obviously respect the memory of Thomas Edison, but what we’re looking at here is using less energy.”

Federal Legislation

Many of these state efforts became moot when the federal government enacted the Energy Independence and Security Act of 2007 in December 2007, requiring all general-purpose light bulbs that produce 310–2600 lumens of light be 30% more energy efficient (similar to current halogen lamps) than current incandescent bulbs beginning in 2012 and continuing through 2014.

Bulbs outside this range, that is, light bulbs historically less than 40 Watts or more than 150 Watts are exempt from the restrictions. Also exempt are several classes of specialty lights including appliance lamps, “rough service” bulbs, 3-way, colored lamps, and plant lights.

By 2020, a second tier of restrictions would become effective; which requires all general-purpose bulbs to produce at least 45 lumens per watt (similar to current CFLs). Exempt from the Act are reflector “flood”, 3-way, candelabra, colored and other specialty bulbs.

Americas

Argentina

In Argentina, selling and importing incandescent light bulbs were prohibited beginning on December 31, 2010.

Canada

In April 2007, Ontario’s Minister of Energy, Dwight Duncan, announced the provincial government’s intention to ban the sale of incandescent light bulbs by 2012.

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

The initial Europe wide ban only applies to ‘non-directional’ light bulbs, so it does not affect any bulbs with reflective surfaces (i.e. spotlights or halogen down lighters). Bulbs will be banned in a phased approach. The first types of bulbs to be banned are non-clear (frosted) bulbs; these bulbs were banned completely by September 2009. Also, in September 2009, clear bulbs over 100W were made of more efficient types. This limit will be moved down to lower wattages, and the efficiency levels raised by the end of 2012. Also, the EU has given the target of 2016 to phase out Halogen bulbs, and a ny bulb available for purchase after the 2016 date must have at least a ‘B’ energy rating. The Finnish parliament has been discussing banning sales of incandescent light bulbs beginning in 2011.

Oceania

Australia

In February 2007, Australia enacted a law that will ban most sales of incandescent light bulbs by 2010. The Australian Federal Government announced minimum energy performance standards (“MEPS”) for lighting products. The new minimum standard efficiency level is 15 lumens per watt (lm/W). In November 2008 the importation of non-compliant lighting (which includes some incandescent globes) into Australia was banned, and in November 2009, the retail sale of non-compliant lighting was banned. According to the current proposal all regular light bulbs and some other kinds of light bulbs sold from October 2009 has to meet the new minimum energy performance standards. Incandescent light bulbs that meet the new standards, for example, high efficiency halogen bulbs, will continue to be available. It is estimated that greenhouse gas emissions will be cut by 800,000 tonnes (Australia’s current emission total is 564.7 million tonnes), a reduction of approximately 0.14%.

There have been some initiatives to encourage people to switch to compact fluorescent lamps.

New Zealand

In February 2007, then Climate Change Minister David Parker announced a similar proposal to the one in Australia, except that importation for personal use would have been allowed. However, the proposed ban was scrapped by the new government in December 2008 in a move that appears to have been politically motivated to distinguish the new government as being opposed to a ‘nanny State’ that tells its citizens what to do rather than a policy favoring incandescent bulbs.

Environmental Regulations

ENERGY STAR is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy helping us all save money and protect the environment through energy efficient products and practices.

The Energy Star is awarded to only certain bulbs that meet strict efficiency, quality, and lifetime criteria.

Energy Star Qualified LED Lighting:

●	Reduces energy costs — uses at least 75% less energy than incandescent lighting, saving on operating expenses.
●	Reduces maintenance costs — lasts 35 to 50 times longer than incandescent lighting and about 2 to 5 times longer than fluorescent lighting. There are no bulb-replacements, no ladders, no ongoing disposal program.
●	Reduces cooling costs — LEDs produce very little heat.
●	Is guaranteed — comes with a minimum three-year warranty — far beyond the industry standard.
●	Offers convenient features — available with dimming on some indoor models and automatic daylight shut-off and motion sensors on some outdoor models.
●	Is durable — won’t break like a bulb.
●	To qualify for Energy Star certification, LED lighting products must pass a variety of tests to prove that the products will display the following characteristics:
●	Brightness is equal to or greater than existing lighting technologies (incandescent or fluorescent) and light is well distributed over the area lighted by the fixture.
●	Light output remains constant over time, only decreasing towards the end of the rated lifetime (at least 35,000 hours or 12 years based on use of 8 hours per day).
●	Excellent color quality. The shade of white light appears clear and consistent over time.
●	Efficiency is as good as or better than fluorescent lighting.
●	Light comes on instantly when turned on.
●	No flicker when dimmed.
●	No off-state power draw. The fixture does not use power when it is turned off, with the exception of external controls, whose power should not exceed 0.5 watts in the off state.

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

None.

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

	High	Low

Year Ended December 31, 2015
First Quarter	$0.086	$0.03
Second Quarter	$0.0415	$0.03
Third Quarter	$0.04	$0.033
Fourth Quarter	$0.033	$0.033

Year Ended December 31, 2014
First Quarter	$2.25	$0.1
Second Quarter	$2.5	$0.45
Third Quarter	$0.93	$0.06
Fourth Quarter	$0.39	$0.07

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

Net cash (used in) provided by operating activities. During the fiscal year ended December 31, 2015, net cash used in operating activities was $(40,559) compared with $(255,584) used in operating activities for the fiscal year ended December 31, 2014. The cash flow used in operating activities in the fiscal year ended December 31, 2015 was primarily the result of increase in net loss, the impairment of investment, and write-off of inventory and bad debt. The cash flow used in operating activities in the fiscal year ended December 31, 2014 was primarily the result of increase in account receivable and net loss.

Net cash (used in) provided by investing activities. During the fiscal year ended December 31, 2015, net cash used in investing activities was $(10,002) compared with $0 used in investing activities for the fiscal year ended December 31, 2014. The cash flow used in investing activities in the fiscal year ended December 31, 2015 was primarily the result of the newly installed air conditioning units in the Taiwan office. No cash flow was used in investing activities in the fiscal year ended December 31, 2014.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2015, net cash provided by financing activities was $20,000 compared with $135,439 provided by financing activities for the fiscal year ended December 31, 2014. No additional cash flow was provided by financing activities in the fiscal year ended December 31, 2015. Net cash flow generated in financing activities in the fiscal year ended December 31, 2014 was from the increase of the short term loan from Bank SinoPac.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $627,202 for the year ended December 31, 2015 from $529,833 for the year ended December 31, 2014. The increase in selling, general and administrative expenses was primarily related to disposal of office equipment in the Corona office and write-off of bad debt in selling, as offset by the termination of the Corona office lease in the second quarter of 2015 and the warehouse in Taipei in the third quarter of 2015.

Research and Development. R&D expense decreased to $3,822 for the year ended December 31, 2015 from $11,165 for the year ended December 31, 2014. Research and development was primarily related to the new product lines that are still under evaluation.

Depreciation, Amortization, and Depletion. Depreciation, amortization, and depletion decreased to $35,237 for the year ended December 31, 2015 from $40,061 for the year ended December 31, 2014, mainly due to less overall value of fixed property after years of use.

Interest Expense. Interest expense increased to $10,856 for the year ended December 31, 2015 compared with $8,849 for the year ended December 31, 2014. The increase in interest expense was due to the increase of the company’s short term loan from $15M NTD in 2014 to $17M NTD in 2015.

Net Loss. For the year ended December 31, 2015, we incurred a net loss of $(1,027,046) as compared to a net loss of $(363,525) for the year ended December 31, 2014. The net loss was primarily a result of insufficient revenue from sales and low profit margin due to competition and price erosion, loss on inventory write-off in the amount of $485,719, loss on disposal of investments in the amount of $113,177 and a write-off of bad debt in the amount of $183,048.

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

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ColorStars Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ColorStars Group. (the Company) as of December 31, 2015 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC
We have served as the Company’s auditor since 2017.

Spokane, WA
April 13, 2018

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and equivalents	$24,129	$75,397
Accounts receivable, net of allowance for doubtful accounts of $228,134 at December 31, 2015 and $53,327 at December 31, 2014.	21,856	449,703
Inventory	-	664,444
Prepaid expenses and other current assets	37,349	48,103

Total current assets	83,334	1,237,647

Equipment, net of accumulated depreciation	62,864	81,958
Investments	-	137,767
Other assets	15,005	26,496

Total assets	$161,203	$1,483,868

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$517,600	$537,651
Accounts payable	152,142	404,319
Advance from shareholder	20,000	-
Accrued expenses	12,997	21,366
Other current liabilities	9,060	17,038

Total current liabilities	711,799	980,374
Commitments and contingencies	-	-
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at December 31, 2015 and December 31, 2014	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	171,537	198,581
Accumulated deficit	(3,901,812)	(2,874,766)

Total stockholders’ equity	(550,596)	503,494

Total liabilities and stockholders’ equity	$161,203	$1,483,868

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(IN US$)

	For the year ended December 31,
	2015	2014

Net sales	$1,279,879	$1,456,958
Cost of goods sold	1,104,570	1,257,494

Gross profit	175,309	199,464
Operating expenses
Selling, general and administrative	349,589	383,707
Bad debt Selling	183,048	6,538
Rent	59,328	99,527
Depreciation & Amortization	35,237	40,061
Research and development	3,822	11,165

Total operating expenses	631,024	540,998

Loss from operations	(455,715)	(341,534)

Other income (expenses)
Interest expense (net)	(10,856)	(8,849)
Share of investees operating results (net)	-	(54,606)
Loss on inventory write-off	(485,719)	-
Loss on impairment of investments	(113,177)	-
Gain (loss) on foreign exchange, net	35,740	42,750
Other, net	524	2,770

Loss before income tax	(1,029,203)	(359,469)
Income tax benefit (expense)	2,157	(4,056)

Net loss	(1,027,046)	(363,525)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890
Comprehensive loss:
Net loss	(1,027,046)	(363,525)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	(27,044)	(62,527)
Comprehensive loss	$(1,054,090)	$(426,052)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2013	67,448,890	$67,449	$3,112,230	$(2,511,241)	$261,108	$929,546
Foreign currency translation	-	-	-	-	(62,527)	(62,527)
Net loss	-	-	-	(363,525)	-	(363,525)

Balance, December 31, 2014	67,448,890	$67,449	$3,112,230	$(2,874,766)	$198,581	$503,494
Foreign currency translation	-	-	-	-	(27,044)	(27,044)
Net loss	-	-	-	(1,027,046)	-	(1,027,046)

Balance, December 31, 2015	67,448,890	$67,449	$3,112,230	$(3,901,812)	$171,537	$(550,596)

The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US$)

	For the year ended December 31,
	2015	2014

Cash flows from operating activities
Net (loss)	$(1,027,046)	$(363,525)
Depreciation and amortization	35,237	40,061
Provision for doubtful accounts	183,048	6,538
Loss on inventory write-off	485,719
Loss on disposal of investments	113,177
Share of investment loss (profit)	-	54,606
Changes in operating assets and liabilities:
Accounts receivable	244,799	(330,216)
Inventories	178,725	128,891
Prepaid expenses and other current assets	14,306	(17,453)
Accounts payable	(252,177)	216,876
Accrued expenses	(8,369)	453
Receipts in advance and other current liabilities	(7,978)	8,185

Cash flows ( used in ) operating activities	(40,559)	(255,584)

Cash flows from investing activities
Addition to fixed assets	(10,002)	-

Cash flows ( used in ) investing activities	(10,002)	-

Cash flows from financing activities
Proceeds from bank loan	-	135,439
Advance from shareholder	20,000	-

Cash flows provided from financing activities	20,000	135,439

Effect of exchange rate changes on cash and cash equivalents	(20,707)	8,585

Net (decrease) in cash and cash equivalents	(51,268)	(111,560)
Beginning cash and cash equivalents	75,397	186,957

Ending cash and cash equivalents	24,129	$75,397
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,912	$8,956
Tax paid	5	810

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

Basis of Presentation - The accompanying audited consolidated financial statements of ColorStars Group and Color Stars Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to the Annual Report on Form 10-K and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements.

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

Plant and Equipment – Equipment is recorded at cost. Provision for depreciation is computed using the straight-line method on all depreciable assets over the estimated useful lives of the related assets (five years for machinery equipment, three and half years for transportation equipment and three years for computer and office equipment and other equipment). The depreciable base of the assets is equal to the cost of the assets less the estimated scrap value. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2015and 2014, the allowance for doubtful accounts was $228,134 and $53,327 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method). Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2015 and 2014, the allowance for obsolete inventory was $742,003 and $184,592 respectively.

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

At December 31, 2015 and 2014, the Company has investments stated at cost method, and further discussions at Note 7.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Recently Issued Accounting Pronouncements

Income tax - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2015 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The adoption of this new standard did not have a material impact to the Company.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	The year ended December 31,
	2015	2014

Net loss attributable to common stockholders	$(1,027,046)	$(363,525)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$(0.02)	$(0.01)

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2013	$261,108
Foreign currency translation, net of taxes	(62,527)

Balance, December 31, 2014	198,581

Balance, December 31, 2014	198,581
Foreign currency translation, net of taxes	(27,044)

Balance, December 31, 2015	$171,537

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investments

	December 31, 2015	December 31, 2014

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$137,767	$223,990
Share of associate’s loss	-	(54,606)
Exchange difference	(24,590)	(31,617)
Loss on disposal of investments	(113,177)

Carrying value at the end	-	137,767

Net value	$-	$137,767

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

Anteya Technology issued an additional of 2,000,000 shares to 9,500,000 shares during 2015.The Company decided not to subscribe any of these newly issued shares. As a result, the equity interest decreased to 13.68% from 17.33% after the issuance of 2,000,000 new shares.

Anteya Technology was given cessation of operations from April 28, 2017. As a result, the investment was deducted by full impairment on December 31, 2015.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and had deducted by full impairment.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long Term Investments (continued)

The unaudited financial information of Anteya Technology Corp. as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and 2014 (in US dollars) are as follows:

Balance sheet	December 31, 2015	December 31, 2014

Current assets	$3,849,571	$3,801,725
Non-current assets	723,833	829,550

Total assets	4,573,404	4,631,276

Current liabilities	1,361,178	2,353,483
Non-current liabilities	1,590,979	1,344,053
Stockholders’ equity	1,621,247	933,740

Total stockholders’ equity and liabilities	4,573,404	$4,631,276

	For the year ended December 31,
Statement of operation	2015	2014

Net sale	$3,098,333	$2,640,570
Cost of goods sold	(2,082,083)	(2,265,852)

Gross profit	1,016,250	374,718
Operating and non-operating expenses	(974,315)	(1,030,153)

Net profit (loss)	$41,935	$(655,435)

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	December 31, 2015	December 31, 2014

Finished goods	$742,003	$849,036
Allowance for Inventory Valuation and Obsolescence Losses	(742,003)	(184,592)
Total	$-	$664,444

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2015	2014

Plant and equipment:
Machinery equipment	$156,778	$162,851
Transportation equipment	20,588	21,386
Office equipment	65,730	87,192
Other	9,044	223
Total cost	252,140	271,652

Accumulated depreciation:
Machinery equipment	121,476	103,837
Transportation equipment	7,435	4,158
Office equipment	59,292	81,476
Other	1,073	223
Total accumulated depreciation	189,276	189,694

Plant and equipment – net	$62,864	$81,958

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

Note 10 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions (Taiwan). For the major taxing jurisdictions, the tax years 2012 through 2014 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2014 (inclusive).

The income tax provision information is provided as follows:

	For the year ended December 31,
	2015	2014
Component of income (loss) before income taxes:
United States	$(265,015)	$(100,349)
Foreign	(764,188)	(256,991)

Net loss	$(1,029,203)	$(357,340)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	$(800)
Foreign	$2,157	(3,256)
Income tax benefit	$2,157	$(4,056)

COLORSTARS GROUP AND SUBSIDIARIES

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

Note 11 - Accrued Expenses

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
2.	the realty property of spouse of directors

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Geographic Information

Product revenues for the six months ended June 30, 2015 and 2014 are as follows:

	For the year ended December 31,
	2015	2014

Customers based in:
Europe	$379,738	$445,879
Asia	49,350	584,441
United States	846,722	419,862
Others	4,069	6,776

	$1,279,879	$1,456,958

Note 14 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2015 and 2014:

	For the year ended December 31,
	2015	2014

Purchase from Anteya Technology Corp	$116,163	$263,977
Rent paid to Mr. Wei-Rur Chen	45,366	47,504
Sale to Anteya Technology Corp	-	489,271

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	December 31, 2015	December 31, 2014
Anteya Technology Corp
Due from affiliate (liabilities)	$712	$284,981
Mr. Wei-Rur Chen
Payable to Shareholder	$(20,000)	$-

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of that date.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen— CEO,	2015	$23,000	—	—	—	—	—	—	$23,000
President and	2014	$23,000	—	—	—	—	—	—	$23,000
CFO	2013	$20,500	—	—	—	—	—	—	$20,500

Mei-Ying (Easter)	2015	$35,645	—	—	—	—	—	—	$35,645
Chiu—Secretary	2014	$35,645	—	—	—	—	—	—	$35,645
and Director	2013	$36,833	—	—	—	—	—	—	$36,833

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2015 by:

●	all persons who are beneficial owners of five percent (5%) or more of our common stock;

●	each of our directors;

●	each of our executive officers; and

●	all current directors and executive officers as a group.

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

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”.

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

(b)	Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of our Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of our Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ColorStars Group

Dated: April 13, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Wei-Rur Chen	President and Chief Executive Officer	April 13, 2018
Wei-Rur Chen	(principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors

/s/ Hsiu-Fu Liu	Director	April 13, 2018
Hsiu-Fu Liu

/s/ Wilson Chen	Secretary and Director	April 13, 2018
Wilson Chen

