Form 10-Q/A
period 2016-03-31
ColorStars Group
filed 2018-05-31
CIK 1418780

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 10, 2016, there were 67,448,890 shares of common stock, par value $0.001, issued and outstanding.

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 23, 2016 (the “Original Form 10-Q). We are filing this Amendment No. 1 to make certain changes to the financial statements and footnotes contained in “Item 1; Financial Statements” of the Original Form 10-Q as follows: (i) correct an error in the consolidated balance sheet relating to an unrecognized shareholder loan in the amount of $20,000 to be characterized as a current liability; (ii) make certain adjustments for the recoverability of accounts receivable; (iii) make certain adjustments to the value of the Company’s inventory; (iv) make a trace-back adjustment to the loss in equity investment in its local supplier; and (v) various other corrections and changes to grammar and syntax. These changes have also resulted in changes to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made is this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the filing of the Original Form 10-Q.

COLORSTARS GROUP

FORM 10-Q

3

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$33,547	$24,129
Accounts receivable, net of allowance for doubtful accounts of $166,766 at March 31, 2016 and $228,134 at December 31, 2015	3,240	21,856
Prepaid expenses and other current assets	33,225	37,349

Total current assets	70,012	83,334

Equipment, net of accumulated depreciation	57,109	62,864
Other assets	13,297	15,005

Total assets	$140,418	$161,203

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$525,891	$517,600
Accounts payable
Net of due from related party of $917 at March 31, 2016	44,652	152,142
Advance from shareholder	50,000	20,000
Accrued expenses	13,154	12,997
Other current liabilities	50,662	9,060

Total current liabilities	684,359	711,799

Commitments and contingencies

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at March 31, 2016 and December 31, 2015	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	180,412	171,537
Accumulated deficit	(3,904,032)	(3,901,812)

Total stockholders’ equity	(543,941)	(550,596)

Total liabilities and stockholders’ equity	$140,418	$161,203

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended March 31,
	2016	2015

Net sales	$122,009	$192,945
Cost of goods sold	82,051	134,377

Gross profit	39,958	58,568
Operating expenses
Selling, general and administrative	72,815	106,503
Rent	10,842	19,973
Depreciation & Amortization	8,481	8,990

Total operating expenses	92,138	135,466

Loss from operations	(52,180)	(76,898)

Other income (expenses)
Interest expense (net)	(2,272)	(3,229)
Loss on foreign exchange, net	(11,072)	(12,260)
Gain on reversal of bad debts	63,304	2,550
Other, net	-	528

Loss before income tax	(2,220)	(89,309)
Income tax provision	-	8,343

Net loss	(2,220)	(80,966)

Other comprehensive loss:
Foreign currency translation gain	8,874	17,967

Comprehensive loss	$6,654	$(62,999)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For three months ended March 31,
	2016	2015

Cash flows from operating activities
Net (loss)	$(2,220)	$(80,966)
Depreciation and amortization	8,481	8,990
Gain on reversal of bad debts	(63,304)	(2,550)
Changes in operating assets and liabilities:
Accounts receivable	81,920	204,327
Inventories	-	(69,363)
Prepaid expenses and other current assets	3,935	(6,088)
Accounts payable	(107,490)	(63,217)
Accrued expenses	157	(2,009)
Receipts in advance and other current liabilities	41,602	65,508

Cash flows provided by (used for) operating activities	(36,919)	54,632

Cash flows from investing activities
Addition to fixed assets	-	-

Cash flows used for investing activities	-	-

Cash flows from financing activities
Advance from shareholder	30,000	-

Cash flows provided by financing activities	30,000	-

Effect of exchange rate changes on cash and cash equivalents	16,337	13,964

Net increase (decrease) in cash and cash equivalents	9,418	68,596
Beginning cash and cash equivalents	24,129	75,397

Ending cash and cash equivalents	$33,547	$143,993

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,272	$3,231
Tax paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business – Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc.- was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc.

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements.

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

The balance sheet at December 31, 2015 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $614,347 and an accumulated deficit of $3,904,032 as of March 31, 2016, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain fund with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 - Concentration of Risk

For the three months ended March 31, 2016, products sold to largest customers accounted for approximately 64% of total revenue. Products purchased from two suppliers accounted for approximately 28% and 12% of the total purchases during the three months ended March 31, 2016.

For the three months ended March 31, 2015, products sold to largest customers accounted for approximately 44% of total revenue. Products purchased from largest suppliers accounted for approximately 74% of the total purchases during the three months ended March 31, 2015.

Note 4 - Long Term Investments

	March 31, 2016	December 31, 2015

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$-	$137,767
Exchange difference	-	(24,590)
Loss on impairment of investments		(113,177)

Carrying value at the end	-	-

Net value	$-	$-

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

Level 1 value is based on observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 value is based on inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 values are driven by models with one or more significant inputs or significant value drivers that are unobservable.

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on March 31, 2016.

The unaudited financial information of Anteya Technology Corp. as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (in US dollars) are as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 - Long Term Investments (continued)

Anteya Technology was given cessation of operations from April 28, 2017. As a result, the investment was deducted by full impairment on December 31, 2015.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and had deducted by full impairment.

	March 31, 2016	December 31, 2015
Balance sheet

Current assets	$4,444,766	$3,849,571
Non-current assets	870,520	723,833

Total assets	5,315,286	4,573,404

Current liabilities	2,258,306	1,361,178
Non-current liabilities	1,518,583	1,590,979
Stockholders’ equity	1,538,397	1,621,247

Total stockholders’ equity and liabilities	$5,315,286	$4,573,404

	Three months ended March 31,
	2016	2015
Statement of operation

Net sale	$885,774	$416,265
Cost of goods sold	(688,524)	(381,758)

Gross profit	197,250	34,507
Operating and non-operating expenses	(350,410)	(261,906)

Net profit (loss)	$(153,160)	$(227,399)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2016	December 31, 2015

Finished goods	$746,566	$742,003
Allowance for Inventory Valuation and Obsolescence Losses	(746,566)	(742,003)
Total	$-	$-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5- Inventory (continued)

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2013 through 2015 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2015 (inclusive).

The income tax provision information is provided as follows:

	Three months ended March 31,
	2016	2015
Component of income (loss) before income taxes:
United States	$(14,049)	$(25,612)
Foreign	11,829	(63,697)

Net loss	$(2,220)	$(89,309)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	-	8,343
Income tax benefit(loss)	-	$8,343

Note 7 - Bank Short Term Debt

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2016 is 1.80% per annum, as of December 31, 2015, interest rate is 1.94% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of spouse of directors

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 - Geographic Information

Product revenues for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015

Customers based in:
Europe	$40,708	$82,697
Asia	1,921	6,078
United States	78,648	104,170
Others	732	-

	$122,009	$192,945

Note 9 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Purchase from Anteya Technology Corp	$22,672	$33,402
Rent paid to Mr. Wei-Rur Chen	10,842	11,446

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	March 31, 2016	December 31, 2015
Anteya Technology Corp
Due to affiliate (liabilities)	$(917)	$712
Mr. Wei-Rur Chen
Payable to Shareholder	$(50,000)	$(20,000)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $10,842 and $11,446 for the three months ended March 31, 2016 and 2015 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2016. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $50,000 as of March 31, 2016. The advances are non-interest bearing and due on demand.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 - Commitments

The company leases offices in Taiwan under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2016 are as follows:

For the year ended December 31,
2016	$33,410
2017	44,546
2018	44,546
2019	44,546
2020	37,864
$204,912

	Three months ended March 31,
	2016	2015
Rent expenses	$10,842	$19,973

Note 11 - Subsequent Events

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

Cost of Goods Sold. Cost of goods sold decreased to $82,051 for the three months ended March 31, 2016 from $134,377 for the three months ended March 31, 2015. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $39,958 for the three months ended March 31, 2016 from $58,568 for the three months ended March 31, 2015. The decrease in gross profit was primarily due to improved operating efficiencies.

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

Interest Expense. Interest expense decreased to $2,272 for the three months ended March 31, 2016 from $3,229 for the three months ended March 31, 2015. The increase in interest expense was due to foreign exchange conversion and lower interest rate for the period.

Net Income (loss). For the three months ended March 31, 2016, we incurred a net loss of $(2,220) as compared to a net loss of $(80,966) for the three months ended March 31, 2015. The net loss was primarily a result of less revenue for the period along with the profit margin not being enough to cover the operating cost.

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

Net cash provided by (used in) operating activities. During the three months ended March 31, 2016, net cash provided in operating activities was $(36,657) compared with $54,632 used in operating activities for the three months ended March 31, 2015. The cash flow provided in operating activities in the three months ended March 31, 2016 was primarily the result of the Company’s increase in accounts payable payments and operating net loss. The cash flow used in operating activities in the three months ended March 31, 2015 was primarily the result of the Company incurring a net loss, an increase of accounts receivables and a decrease in account payables

Net cash provided by (used in) investing activities. During the three months ended March 31, 2016, net cash used in investing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2015.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2016, net cash used in financing activities was $-0- compared with $-0- used in investing activities for the three months ended March 31, 2015.

As of the quarter ending March 31, 2016, we anticipate that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of the quarter ending March 31, 2016, we have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 24, 2016. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

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

PART II—OTHER INFORMATION

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

Dated: May 31, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

