Form 10-Q
period 2016-06-30
ColorStars Group
filed 2018-06-22
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 22, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

June 30, 2016(Unaudited) and December 31, 2015(Audited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$116,264	$24,129
Accounts receivable, net of allowance for doubtful accounts of $166,457 at June 30, 2016 and $228,134 at December 31, 2015	3,240	21,856
Prepaid expenses and other current assets	60,578	37,349

Total current assets	180,082	83,334

Equipment, net of accumulated depreciation	51,750	62,864
Other assets	12,282	15,005

Total assets	$244,114	$161,203

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$526,111	$517,600
Accounts payable
Including due to related party of $7,005 at June 30, 2016	59,510	152,142
Advance from shareholder	70,000	20,000
Accrued expenses	12,358	12,997
Other current liabilities	4,399	9,060
Current portion of long term loan	72,789	-

Total current liabilities	745,167	711,799
Long term loan	111,536	-
Total liabilities	$856,703	$711,799
Commitments and contingencies
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at June 30, 2016 and December 31, 2015	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	182,686	171,537
Accumulated deficit	(3,974,954)	(3,901,812)

Total stockholders’ equity	(612,589)	(550,596)

Total liabilities and stockholders’ equity	$244,114	$161,203

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,
	2016	2015

Net sales	$82,785	$380,874
Cost of goods sold	58,385	414,467

Gross profit	24,400	(33,593)
Operating expenses
Selling, general and administrative	73,060	95,353
Bad debt Selling	-	5,091
Rent	11,138	17,148
Depreciation & Amortization	7,330	6,802
Research and development	-	715

Total operating expenses	91,528	125,109

Loss from operations	(67,128)	(158,702)

Other expenses
Interest expense (net)	(2,283)	(2,636)
Loss on foreign exchange, net	(2,192)	(6,424)

Loss before income tax	(71,603)	(167,762)
Income tax provision	-	677

Net loss	(71,603)	(167,085)

Other comprehensive loss:
Foreign currency translation gain	2,274	84,351

Comprehensive loss	$(69,329)	$(82,734)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Six months ended June 30,
	2016	2015

Net sales	$205,322	$570,489
Cost of goods sold	140,754	498,177

Gross profit	64,568	72,312
Operating expenses
Selling, general and administrative	146,125	204,371
Bad debt Selling	-	2,520
Rent	21,977	37,072
Depreciation & Amortization	15,826	13,274
Research and development	-	705

Total operating expenses	183,928	257,942

Loss from operations	(119,360)	(185,630)

Other income (expenses)
Interest expense (net)	(4,554)	(5,892)
Loss on foreign exchange	(13,384)	(18,782)
Bad debt recovery	64,156	-
Other, net	-	533

Loss before income tax	(73,142)	(209,771)
Income tax provision	-	9,087

Net loss	(73,142)	(200,684)

Other comprehensive loss:
Foreign currency translation gain	11,149	54,951

Comprehensive loss	$(61,993)	$(145,733)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For six months ended June 30,
	2016	2015

Cash flows from operating activities
Net (loss)	$(73,142)	$(200,684)
Depreciation	15,826	13,274
Provision for doubtful accounts	-	2,520
Bad debt recovery	(64,156)	-
Changes in operating assets and liabilities:
Accounts receivable	82,772	294,182
Inventories	-	44,807
Prepaid expenses and other current assets	(24,351)	(7,366)
Accounts payable	(92,632)	(210,234)
Accrued expenses	(639)	(5,236)
Receipts in advance and other current liabilities	(4,661)	63,651

Cash flows provided by (used for) operating activities	(160,983)	(5,086)

Cash flows from investing activities
Addition to fixed assets	-	(10,175)

Cash flows used for investing activities	-	(10,175)

Cash flows from financing activities
Advance from shareholder	50,000	20,000
Increase (decrease) in long-term loans	184,325	-

Cash flows provided by financing activities	234,325	20,000

Effect of exchange rate changes on cash and cash equivalents	18,793	27,864

Net increase in cash and cash equivalents	92,135	32,603
Beginning cash and cash equivalents	24,129	75,397

Ending cash and cash equivalents	$116,264	$108,000
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,573	$5,921
Tax paid	$-	$(3)

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

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary was primarily engaged in manufacturing, designing and selling light-emitting diode and lighting equipment until 2018.

The Company intends to change its business model into a holding company due to environmental changes at 2018 adversely affecting the LED lighting market. The Company’s business model commencing in 2018 is to acquire various operating companies. There is no assurance that the Company will be able to acquire any operating companies.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2016. The balance sheet at December 31, 2015 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016. Some reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $565,085 and an accumulated deficit of $3,974,954 as of June 30, 2016, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company needs to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain any additional or obtain additional funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

For the six months ended June 30, 2016, products sold to largest customers accounted for approximately 59% of total revenue. Products purchased from three suppliers accounted for approximately 56%, 18% and 17% of the total purchases during the six months ended June 30, 2016.

For the six months ended June 30, 2015, products sold to two customers accounted for approximately 58% and 15% of total revenue. Products purchased from three suppliers accounted for approximately 30%, 17% and 15% of the total purchases during the six months ended June 30, 2015.

Note 4 - Long Term Investments

	June 30, 2016	December 31, 2015

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$-	$137,767
Exchange difference	-	(24,590)
Loss on impairment of investments		(113,177)

Carrying value at the end	-	-

Net value	$-	$-

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on June 30, 2016.

The unaudited financial information of Anteya Technology Corp. as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016 and 2015 (in US dollars) are as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long Term Investments (continued)

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and had deducted by full impairment.

Balance sheet	June 30, 2016	December 31, 2015

Current assets	$4,553,165	$3,849,571
Non-current assets	840,079	723,833

Total assets	5,393,244	4,573,404

Current liabilities	2,490,398	1,361,178
Non-current liabilities	1,579,745	1,590,979
Stockholders’ equity	1,323,101	1,621,247

Total stockholders’ equity and liabilities	5,393,244	$4,573,404

	Six months ended June 30,
Statement of operation	2016	2015

Net sale	$1,249,974	$1,451,200
Cost of goods sold	(1,107,439)	(1,301,373)

Gross profit	142,535	149,827
Operating and non-operating expenses	(510,730)	(572,061)

Net profit (loss)	$(368,195)	$(422,234)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2016	December 31, 2015

Finished goods	$745,891	$742,003
Allowance for Inventory Valuation and Obsolescence Losses	(745,891)	(742,003)
Total	$-	$-

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Component of income (loss) before income taxes:
United States	$(32,838)	$(210,663)	$(46,887)	$(236,276)
Foreign	(38,765)	43,578	(26,255)	35,592

Net loss	$(71,603)	$(167,085)	$(73,142)	$(200,684)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	-	$677	-	$9,087
Income tax benefit(loss)	$-	$677	$-	$9,087

Note 7 - Bank Short Term Debt

	June 30, 2016	December 31, 2015
Short term loan	$526,111	$517,600

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 30, 2016 is 1.80% per annum, as of December 31, 2015, interest rate is 1.94% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of spouse of directors

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$154,750.85) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,066.23) beginning in July 2016, and fixed for the next 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,199.63) beginning in July 2017, and fixed for the next 12 months until June 2018. However the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$70,688.77) on Feb. 13, 2018 and terminated this loan agreement.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Geographic Information

Product revenues for the six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Customers based in:
Europe	$28,998	$110,361	$69,864	$108,879
Asia	5,980	10,885	7,847	198,147
United States	44,731	259,628	123,835	263,463
Others	3,076	-	3,776	-

	$82,785	$380,874	$205,322	$570,489

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015

Purchase from Anteya Technology Corp	$68,706	$56,661
Rent paid to Mr. Wei-Rur Chen	21,976	23,074

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	June 30, 2016	December 31, 2015
Anteya Technology Corp
Due (to) from affiliate	$(7,005)	$712
Mr. Wei-Rur Chen
Payable to Shareholder	$(70,000)	$(20,000)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $21,976 and $23,074 for the six months ended June 30, 2016 and 2015 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of June 30, 2016. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $70,000 as of June 30, 2016. The advances are non-interest bearing and due on demand.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments

The company leases offices in Taiwan under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2016 are as follows:

For the year ended December 31,
2016	$22,282
2017	44,565
2018	44,565
$111,412

	Six months ended June 30,
	2016	2015
Rent expenses	$21,976	$37,072

Note 11 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2016 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

On June 14, 2016, the Public Company Accounting Oversight Board (“PCAOB”) issued an order, which among other things, revoked the PCAOB registration of Michael F. Albanese, CPA (“Albanese”), who had been the independent registered public accounting firm of the Company since December 29, 2005. As a result of that revocation, the Company could longer include the audit report and consent of Albanese in its filings and other reports with the Securities and Exchange Commission. In light of the foregoing actions by the PCAOB, the Company deemed that Albanese would no longer be engaged as the Company’s independent registered public accounting firm. On July 11, 2016, the Company engaged Partiz & Company, P.A. (“Paritz”) as the Company’s independent registered public accounting firm.

Effective as of June 15, 2017, the Board of Directors of the Company determined to dismiss Partiz as the Company’s independent registered public accounting firm. On June 15, 2017, the Company engaged Anton & Chia, LLP (“Anton & Chia”) as the Company’s independent registered public accounting firm.

On October 5, 2017, the Company completed the sale of a total of 12,825,625 shares of Company common stock to 13 investors at a price per share of US $0.0264 for a total of US $337,961.13 in proceeds to the Company.

On November 13, 2017, the Company completed the sale of a total of 10,000,000 shares of Company common stock to 11 investors at a price per share of US $0.033 for a total of US $330,000 in proceeds to the Company.

Effective as of January 2, 2018, the Company dismissed Anton & Chia, LLP (“Anton & Chia”) as the Company’s independent registered public accounting firm. Anton & Chia did not issue any reports on the audited financial statements of the Company. On January 2, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

On February 5, 2018, the Company completed the sale of a total of 12,000,000 shares of Company common stock to 23 investors at a price per share of US $0.034188 for a total of US $410,256.38 in proceeds to the Company.

On February 14, 2018, Ms. Chiu Mei-Ying resigned as a Director and the Secretary of the Company. Her resignations were not the result of any disagreements with the Company. Effective February 21, 2018, the remaining two directors on the Board of Directors of the Company appointed Mr. Wilson Chen to the Board of Directors to fill the vacancy created by the resignation of Ms. Chiu Mei-Ying.

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

Overview

(a) Business Overview.

ColorStars Group (“we”, “us”, “our”, the “Company”) was initially incorporated in the Province of Ontario, Canada on January 21, 2005. On November 3, 2005, we converted to a Nevada corporation. We are a vertically integrated lighting company that develops light emitting diodes (“LED”) based lighting products for general consumer applications as well as LED lighting products for professional lighting installations. Our LED lighting application development activity ranges from LED packaging to optical lens and heat management, from retrofit LED lamps and bulbs to lighting fixtures designed for general and special lighting applications. The Company intends to change its business model into a holding company due to environmental changes in 2018 adversely affecting the LED lighting market. The Company’s business model commencing in 2018 is to acquire various operating companies. There is no assurance that the Company will be able to acquire any operating companies.

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

In 2004, ColorStars, Inc. based in Taiwan acquired 20% of the outstanding common shares of Anteya Technology Corporation. Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. On August 16, 2012, Anteya increased its share capital from 5,000,000 shares to 6,500,000 shares, and we subscribed for 300,000 additional shares at par value. The Company now holds a total of 1,300,000 shares in Anteya representing a total investment of NTD $27,304,000 (USD $910,492). The Company did not subscribe additional shares in Anteya when Anteya increased its outstanding shares from 6,500,000 shares to 9,500,000 shares. As a result, the Company’s equity position in Anteya decreased from 20% to 13.68% as of June 30, 2016.

On October 13, 2008 we acquired 2,800 shares in a German company, Phocos AG. On May 27, 2013, the Company sold its 2,800 shares of Phocos AG to MUUS Horizen Fund 1, LP for $30 EU per share ($84,000 EU in total). The Company has no remaining stake in Phocos AG.

(c) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Net Sales. Net sales decreased to $82,785 for the three months ended June 30, 2016, from $380,874 for the three months ended June 30, 2015. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $58,385 for the three months ended June 30, 2016 from $414,467 for the three months ended June 30, 2015. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit increased to $24,400 for the three months ended June 30, 2016 from ($33,593) for the three months ended June 30, 2015. The increase in gross profit was primarily due to normal profit margin recovered from the inventory sold off in our US office in the same period of 2015.

Gross Profit Percentage. Gross profit percentage increased to 29.47% for the three months ended June 30, 2016 from -8.81% for the three months ended June 30, 2015. The increase in gross profit percentage was primarily due to high profit items movement during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $73,060 for the three months ended June 30, 2016 from $95,353 for the three months ended June 30, 2015. The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses. Research and development (R&D) expenses decreased to $0 for the three months ended June 30, 2016 as compared to $715 for the three months ended June 30, 2015. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization increased to $7,330 for the three months ended June 30, 2016 from $6,802 for the three months ended June 30, 2015. The increase in depreciation and amortization was mainly due to new installation of air conditioning system in our Taipei office.

Interest Expense. Interest expense decreased to ($2,283) for the three months ended June 30, 2016 from ($2,636) for the three months ended June 30, 2015. The decrease in interest expense was due to foreign exchange fluctuation for the period.

Net Income (loss). For the three months ended June 30, 2016, we incurred a net loss of $(71,603) as compared to a net loss of $(167,085) for the three months ended June 30, 2015. The decrease in net loss was primarily a result of decrease of total sales and reduction of overall operational expenses.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Net Sales. Net sales decreased to $205,322 for the six months ended June 30, 2016, from $570,489 for the six months ended June 30, 2015. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $140,754 for the six months ended June 30, 2016 from $498,177 for the six months ended June 30, 2015. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $64,568 for the six months ended June 30, 2016 from 72,312 for the six months ended June 30, 2015. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage increased to 31.45% for the six months ended June 30, 2016 from 12.68% for the six months ended June 30, 2015. The increase in gross profit percentage was primarily due to high profit items movement during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $146,125 for the six months ended June 30, 2016 from $204,371 for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses. Research and development (R&D) expenses decreased to $0 for the six months ended June 30, 2016 as compared to $705 for the six months ended June 30, 2015. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization increased to $15,826 for the six months ended June 30, 2016 from $13,274 for the six months ended June 30, 2015. The increase in depreciation and amortization was mainly due to new installation of air conditioning system in our Taipei office.

Interest Expense. Interest expense increased to ($4,554) for the six months ended June 30, 2016 from ($5,892) for the six months ended June 30, 2015. The increase in interest expense was due to increase in short-term loan and foreign exchange fluctuation for the period.

Net Income (loss). For the six months ended June 30, 2016, we incurred a net loss of $(73,142) as compared to a net loss of $(200,684) for the six months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

Our revenues during the period ended June 30, 2016 were primarily derived from the sale of LED devices and systems. Although our financial results for the period ended June 30, 2016 were mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results as of such date were also dependent on the level of market adoption of LED technology as well as general economic conditions.

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

Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, as of June 30, 2016, we intended to utilize our strategic partnerships to help us reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believed our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales.

Net cash provided by (used in) operating activities. During the six months ended June 30, 2016, net cash used for operating activities was ($160,983) compared with ($5,086) used in operating activities for the six months ended June 30, 2015. The cash flow provided in operating activities in the six months ended June 30, 2016 was primarily the result of decrease in bad debt recovery and prepaid expenses and other current asset. The cash flow used in operating activities in the six months ended June 30, 2015 was primarily the result of net loss in operations.

Net cash provided by (used in) investing activities. During the six months ended June 30, 2016, net cash used in investing activities was $-0- compared with $(10,175) used in investing activities for the six months ended June 30, 2015.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2016, net cash provided in financing activities was $234,325 compared with $20,000 provided in investing activities for the six months ended June 30, 2015.

As of the quarter ending June 30, 2016, we anticipated that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of the quarter ending June 30, 2016, we had an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 24, 2016. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	February 24, 2016 to August 23, 2016	Fixed at 1.80% per annum

(1) NTD $17,000,000 is approximately USD $526,211.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $21,976 and $23,074 for the six months ended June 30, 2016 and 2015 respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of June 30, 2016. All transactions were at market-based prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date.

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

Dated: June 22, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

