Form 10-Q
period 2016-09-30
ColorStars Group
filed 2018-07-02
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

COLORSTARS GROUP

FORM 10-Q

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

September 30, 2016(Unaudited) and December 31, 2015(Audited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$68,468	$24,129
Accounts receivable, net of allowance for doubtful accounts of $159,880 at September 30, 2016 and $228,134 at December 31, 2015.	3,240	21,856
Prepaid expenses and other current assets	60,999	37,349

Total current assets	132,707	83,334

Equipment, net of accumulated depreciation	50,118	62,864
Other assets	10,659	15,005

Total assets	$193,484	$161,203

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$542,751	$517,600
Accounts payable	59,594	152,142
Advance from shareholder	70,604	20,000
Accrued expenses	12,900	12,997
Other current liabilities	8,680	9,060
Current portion of long term loan	72,410	-

Total current liabilities	766,939	711,799

Long term loan	98,972	-
Total liabilities	$865,911	$711,799

Commitments and contingencies

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at September 30, 2016 and December 31, 2015	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	191,448	171,537
Accumulated deficit	(4,043,554)	(3,901,812)

Total stockholders’ equity	(672,427)	(550,596)

Total liabilities and stockholders’ equity	$193,484	$161,203

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,
	2016	2015

Net sales	$83,216	$407,092
Cost of goods sold	60,509	279,763

Gross profit	22,707	127,329
Operating expenses
Selling, general and administrative	48,696	80,480
Bad debt Selling	-	4,194
Rent	11,279	11,264
Depreciation & Amortization	5,180	8,811
Research and development	1,417	2,638

Total operating expenses	66,572	107,387

Income (Loss) from operations	(43,865)	19,942

Other expenses
Interest expense (net)	(4,712)	(2,572)
Income (Loss) on foreign exchange, net	(20,962)	58,697

Income (Loss) before income tax	(69,539)	76,067
Income tax provision	-	(8,085)

Net Income (loss)	(69,539)	67,982

Other comprehensive loss:
Foreign currency translation gain (loss)	8,762	(99,825)

Comprehensive loss	$(60,777)	$(31,843)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015

Net sales	$288,874	$979,739
Cost of goods sold	201,435	779,607

Gross profit	87,439	200,132
Operating expenses
Selling, general and administrative	194,874	280,251
Bad debt Selling	-	6,761
Rent	33,250	48,315
Depreciation & Amortization	21,054	26,601
Research and development	1,392	3,379

Total operating expenses	250,570	365,307

Loss from operations	(163,131)	(165,175)

Other income (expenses)
Interest expense (net)	(9,224)	(8,458)
Income (Loss) on foreign exchange	(34,098)	41,006
Bad debt recovery	64,711	-
Other, net	-	528

Loss before income tax	(141,742)	(132,099)
Income tax provision	-	799

Net loss	(141,742)	(131,300)

Other comprehensive loss:
Foreign currency translation gain (loss)	19,911	(46,276)

Comprehensive loss	$(121,831)	$(177,576)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For nine months ended September 30,
	2016	2015

Cash flows from operating activities
Net (loss)	$(141,742)	$(131,300)
Depreciation and amortization	21,054	26,601
Provision for doubtful accounts	-	6,761
Bad debt recovery	(64,711)	-
Changes in operating assets and liabilities:
Accounts receivable	83,327	195,041
Inventories	-	84,951
Prepaid expenses and other current assets	(25,122)	4,698
Accounts payable	(92,548)	(185,784)
Accrued expenses	(97)	(8,046)
Receipts in advance and other current liabilities	(380)	75,388

Cash flows provided by (used for) operating activities	(220,219)	68,310

Cash flows from investing activities
Addition to fixed assets	-	(10,093)

Cash flows used for investing activities	-	(10,093)

Cash flows from financing activities
Advance from shareholder	50,604	20,000
Increase (decrease) in long-term loans	171,382	-

Cash flows provided by financing activities	221,986	20,000

Effect of exchange rate changes on cash and cash equivalents	42,572	(54,111)

Net increase in cash and cash equivalents	44,339	24,106
Beginning cash and cash equivalents	24,129	75,397

Ending cash and cash equivalents	$68,468	$99,503
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9,243	$8,487
Tax paid	$-	$(3)

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2016. The balance sheet at December 31, 2015 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016. Some reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $634,232 and an accumulated deficit of $4,043,554 as of September 30, 2016, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

For the nine months ended September 30, 2016, products sold to largest customers accounted for approximately 61% of total revenue. Products purchased from three suppliers accounted for approximately 52%, 22% and 17% of the total purchases during the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, products sold to largest customers accounted for approximately 57% of total revenue. Products purchased from two suppliers accounted for approximately 24% and 15% of the total purchases during the nine months ended September 30, 2015.

Note 4 - Long Term Investments

	September 30, 2016	December 31, 2015

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$-	$137,767
Exchange difference	-	(24,590)
Loss on impairment of investments		(113,177)

Carrying value at the end	-	-

Net value	$-	$-

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on September 30, 2016.

The unaudited financial information of Anteya Technology Corp. as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015 (in US dollars) are as follows:

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Long Term Investments (continued)

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and had deducted by full impairment.

Balance sheet	September 30, 2016	December 31, 2015

Current assets	$3,268,396	$3,849,571
Non-current assets	840,439	723,833

Total assets	4,108,835	4,573,404

Current liabilities	1,391,538	1,361,178
Non-current liabilities	1,562,978	1,590,979
Stockholders’ equity	1,154,319	1,621,247

Total stockholders’ equity and liabilities	4,108,835	$4,573,404

	nine months ended September 30,
Statement of operation	2016	2015

Net sale	$1,634,180	$1,697,522
Cost of goods sold	(1,516,803)	(1,512,362)

Gross profit	117,377	185,160
Operating and non-operating expenses	(691,872)	(788,668)

Net profit (loss)	$(574,495)	$(603,508)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2016	December 31, 2015

Finished goods	$768,595	$742,003
Allowance for Inventory Valuation and Obsolescence Losses	(768,595)	(742,003)
Total	$-	$-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Inventory (continued)

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions. For the major taxing jurisdictions(Taiwan), the tax years 2013 through 2015 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2015 (inclusive). The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Component of income (loss) before income taxes:
United States	$(2,128)	$13,068	$(49,015)	$(249,344)
Foreign	(67,411)	(89,135)	(92,727)	117,245

Net loss	$(69,539)	$(76,067)	$(141,742)	$(132,099)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	-	-
Foreign	$-	$(8,085)	$-	$(799)
Income tax benefit(loss)	$-	$(8,085)	$-	$(799)

Note 7 - Bank Short Term Debt

	September 30, 2016	December 31, 2015
Short term loan	$542,751	$517,600

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 30, 2016 is 1.66% per annum, as of December 31, 2015, interest rate is 1.94% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of spouse of directors

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$154,750.85) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,066.23) beginning in July 2016, and fixed for the next 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,199.63) beginning in July 2017, and fixed for the next 12 months until June 2018. However, the Company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$70,688.77) on Feb. 13, 2018 and terminated this loan agreement.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Geographic Information

Product revenues for the nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		nine months ended September 30,
	2016	2015	2016	2015

Customers based in:
Europe	$18,492	$142,831	$88,640	$335,815
Asia	7,808	5,529	15,587	22,348
United States	56,916	255,457	180,838	618,248
Others	-	3,275	3,809	3,328

	$83,216	$407,092	$288,874	$979,739

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015

Purchase from Anteya Technology Corp	$60,947	$80,533
Rent paid to Mr. Wei-Rur Chen	33,250	34,334

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	September 30, 2016	December 31, 2015
Anteya Technology Corp
Due (to) from affiliate	$4,937	$712
Mr. Wei-Rur Chen
Payable to Shareholder	$(70,604)	$(20,000)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $33,250 and $34,334 for the nine months ended September 30, 2016 and 2015 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of September 30, 2016. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $70,604 as of September 30, 2016. The advances are non-interest bearing and due on demand.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments

The company leases offices in Taiwan under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2016 are as follows:

For the year ended December 31,
2016	$11,494
2017	45,974
2018	45,974
$103,442

	Nine months ended September 30,
	2016	2015

Rent expenses	$33,250	$48,315

Note 12 - Subsequent Events

The Company evaluated all events subsequent to Sep 30, 2016 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

(c) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Net Sales. Net sales decreased to $83,216 for the three months ended September 30, 2016, from $407,092 for the three months ended September 30, 2015. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $60,509 for the three months ended September 30, 2016 from $279,763 for the three months ended September 30, 2015. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $22,707 for the three months ended September 30, 2016 from $127,329 for the three months ended September 30, 2015. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 27.28% for the three months ended September 30, 2016 from 31.27% for the three months ended September 30, 2015. The decrease in gross profit percentage was primarily due to decrease in profit margin due to global competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $48,696 for the three months ended September 30, 2016 from $80,480 for the three months ended September 30, 2015. The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses. Research and development (R&D) expenses decreased to $1,417 for the three months ended September 30, 2016 as compared to $2,638 for the three months ended September 30, 2015. The decrease of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $5,180 for the three months ended September 30, 2016 from $8,811 for the three months ended September 30, 2015. The decrease in depreciation and amortization was mainly due to many assets were already depreciated to their residual value and no more depreciattion would be taken after that.

Interest Expense. Interest expense increased to ($4,712) for the three months ended September 30, 2016 from ($2,572) for the three months ended September 30, 2015. The increase in interest expense was due to increase from the sale/buy-back loan agreement with Chailease Finance Co., Ltd. in July 2016 and foreign exchange fluctuation for the period.

Net Income (loss). For the three months ended September 30, 2016, we incurred a net loss of $(69,539) as compared to net income of $67,982 for the three months ended September 30, 2015. The net loss was primarily a result of decrease of total sales and reduction of overall operational expenses.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Net Sales. Net sales decreased to $288,874 for the nine months ended September 30, 2016, from $979,739 for the nine months ended September 30, 2015. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $201,435 for the nine months ended September 30, 2016 from $779,607 for the nine months ended September 30, 2015. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $87,439 for the nine months ended September 30, 2016 from $200,132 for the nine months ended September 30, 2015. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage increased to 30.26% for the nine months ended September 30, 2016 from 20.42% for the nine months ended September 30, 2015. The increase in gross profit percentage was primarily due to high profit items movement during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $194,874 for the nine months ended September 30, 2016 from $280,251 for the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses. Research and development (R&D) expenses decreased to $1,392 for the nine months ended September 30, 2016 as compared to $3,379 for the nine months ended September 30, 2015. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $21,054 for the nine months ended September 30, 2016 from $26,601 for the nine months ended September 30, 2015. The decrease in depreciation and amortization was mainly due to many assets were already depreciated to their residual value and no more depreciattion would be taken after that.

Interest Expense. Interest expense increased to ($9,224) for the nine months ended September 30, 2016 from ($8,458) for the nine months ended September 30, 2015. The increase in interest expense was due to increase in short-term loan and foreign exchange fluctuation for the period.

Net Income (loss). For the nine months ended September 30, 2016, we incurred a net loss of $(141,742) as compared to a net loss of $(131,300) for the nine months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

Our revenues during the period ended September 30, 2016 were primarily derived from the sale of LED devices and systems. Although our financial results for the period ended September 30, 2016 were mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results as of such date were also dependent on the level of market adoption of LED technology as well as general economic conditions.

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

Increased market awareness of the benefits of LED lighting, increasing energy prices and the social movement influencing individuals and institutions towards greater investment in energy-efficient products and services will have, we believe, an increasingly positive impact on our sales in the future. Additionally, as of September 30, 2016, we intended to utilize our strategic partnerships to help us reduce the component and production costs of our devices and systems in order to offer them at competitive prices. Further, we believed our ability to provide attractive financing options to our clients with respect to the purchase of our devices and systems will positively affect our sales.

Net cash provided by (used in) operating activities. During the nine months ended September 30, 2016, net cash used for operating activities was ($220,219) compared with $68,310 provided in operating activities for the nine months ended September 30, 2015. The cash flow used in operating activities in the nine months ended September 30, 2016 was primarily the result of decrease in bad debt recovery and prepaid expenses and other current asset. The cash flow provided in operating activities in the nine months ended September 30, 2015 was primarily the result of higher overall sales during that period.

Net cash provided by (used in) investing activities. During the nine months ended September 30, 2016, net cash used in investing activities was $0 compared with ($10,093) used in investing activities for the nine months ended September 30, 2015.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2016, net cash provided in financing activities was $221,986 compared with $20,000 provided in investing activities for the nine months ended September 30, 2015.

As of the quarter ending September 30, 2016, we anticipated that our available cash and cash resources from expected revenues will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

As of the quarter ending September 30, 2016, we had an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 24, 2016. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate
Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	February 24, 2016 to August 23, 2016	Fixed at 1.80% per annum

(1) NTD $17,000,000 is approximately USD $542,751.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $33,250 and $48,315 for the nine months ended September 30, 2016 and 2015 respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of September 30, 2016. All transactions were at market-based prices.

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

Dated: June 26, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

