Form 10-K
period 2016-12-31
ColorStars Group
filed 2018-09-06
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017 was $2,522,146.

As of August 28, 2018, the registrant had 102,274,515 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

COLORSTARS GROUP

2016 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2016 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

On October 13, 2008, we acquired 2,800 shares in a German company, Phocos AG. On May 27, 2013, the Company sold its 2,800 shares of Phocos AG to MUUS Horizen Fund 1, LP for $30 EU per share ($84,000 EU in total). The Company has no remaining stake in Phocos AG.

(c)	Business of Issuer.

Overview

The Company, through its wholly owned subsidiary, has historically been primarily engaged in manufacturing, designing and selling light-emitting diode (“LED”) and lighting equipment. We developed and retrofited LED lamps and bulbs for lighting fixtures designed for general and special lighting applications. Our website can be found at www.colorstarsgroup.com and www.colorstars.com.

As LED lighting business has become very competitive, during 2017 the Company began planning for a transformation into a holding company to seek investment opportunities in other business lines.

Products

Color Stars’ historical line of products is as follows:

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

Distributors and Suppliers

We granted a small number of certain distributors the right in defined territories to distribute our products. We have not entered into any written agreements with these distributors. As such, if our distributors are not adequately performing, we have the option to terminate our relationship at any time with them. Our distributors could also discontinue marketing and distributing our products with little or no notice. If our distributors were to discontinue marketing and distributing our products for any reason, we believe that, due to an abundance of distributors in the LED lighting product sector, we could find an alternative distributor within a short duration of time; however, until we locate another distributor, our business and results of operations could be adversely impacted.

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

Customers

We sell our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience. We also distribute our LED lighting to lighting engineers engaged in specific lighting projects. Typically, we do not sell our products directly to end-users. Our largest customer accounted for approximately 61% of the total revenue in 2016.

In 2015 we began to experience an overall decrease in the number of customers globally, as global competition increased. At this time, the LED market is being flooded with low-priced products from China. Many of our customers are either evaluating or switching to low-priced suppliers as opposed to opting for premium quality products with superior engineering and design.

Product Research and Development

We are not currently engaged in any research and development activities.

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

Strategy

As low-priced competitors from China greatly affected our 2016 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also decreased our promotional and selling expenses, such as costs associated with attending trade shows. Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

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

Employees

As of December 31, 2016, we had a total of 4 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time.

Reports to Security Holders

We are a reporting company and will comply with the requirements of the Exchange Act. We will file quarterly and annual reports and other information with the SEC, and we will post a copy of our annual report together with audited consolidated financial statements on our website.

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

	High	Low

Year Ended December 31, 2016
First Quarter	$0.06	$
Second Quarter	$0.02	$
Third Quarter	$0.61	$
Fourth Quarter	$0.04	$

Year Ended December 31, 2015
First Quarter	$0.086	$
Second Quarter	$0.0415	$
Third Quarter	$0.04	$
Fourth Quarter	$0.033	$

Security Holders

As of December 31, 2016, there were 289 record holders of 67,448,890 shares of our Common Stock

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

Net cash (used in) provided by operating activities. During the fiscal year ended December 31, 2016, net cash used in operating activities was $(230,611) compared with $(40,559) used in operating activities for the fiscal year ended December 31, 2015. The cash flow used in operating activities in the fiscal year ended December 31, 2016 was primarily the result of increase in net loss and decrease in accounts payable. The cash flow used in operating activities in the fiscal year ended December 31, 2015 was primarily the result of net loss and accounts payable.

Net cash (used in) provided by investing activities. During the fiscal year ended December 31, 2016, net cash used in investing activities was $0 compared with $$(10,002) used in investing activities for the fiscal year ended December 31, 2015. The cash flow used in investing activities in the fiscal year ended December 31, 2015 was primarily the result of the newly installed air conditioning units in the Taiwan office. No cash flow was used in investing activities in the fiscal year ended December 31, 2016.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2016, net cash provided by financing activities was $202,444 compared with $20,000 provided by financing activities for the fiscal year ended December 31, 2015. Net cash flow generated in financing activities in the fiscal year ended December 31, 2016 was from the increase of the long term loan from Chailease Finance Co., Ltd. and the shareholder advance from chairman Wei-Rur Chen.

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

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 25, 2015. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement is described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate

Bank SinoPac of Taiwan	ColorStars, Inc.	Seventeen Million New Taiwan Dollars (NTD $17,000,000)(1)	August 24, 2016 to February 23, 2017	Fixed at 1.94% per annum

(1) NTD $17,000,000 is approximately USD $526,591.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2016 to Fiscal Year Ended December 31, 2015

Net Sales. Net sales decreased to $369,853 for the year ended December 31, 2016 from $1,279,879 for the year ended December 31, 2015. The decrease in sales was due to market share loss and uncompetitive product range.

Cost of Goods Sold. Cost of goods sold decreased to $259,818 for the year ended December 31, 2016 from $1,104,570 for the year ended December 31, 2015. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit. Gross profit decreased to $110,035 for the year ended December 31, 2016 from $175,309 for the year ended December 31, 2015. The decrease was due to decrease in overall sales. The Company’s gross profit margin percentage increased to 29% for the year ended December 31, 2016 compared to 13.7% for the year ended December 31, 2015. The increase in gross profit margin is due to the sale of high margin product range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $236,213 for the year ended December 31, 2016 from $627,202 for the year ended December 31, 2015. The decrease in selling, general and administrative expenses was primarily related to decrease in bad debt, head counts, office rent, and marketing expenses.

Research and Development. R&D expense decreased to $1,401 for the year ended December 31, 2016 from $3,822 for the year ended December 31, 2015.

Depreciation, Amortization, and Depletion. Depreciation, amortization, and depletion decreased to $25,108 for the year ended December 31, 2016 from $35,237 for the year ended December 31, 2016, mainly due to less overall value of fixed property after years of use.

Interest Expense. Interest expense increased to $13,917 for the year ended December 31, 2016 compared with $10,856 for the year ended December 31, 2015. The increase in interest expense was due to increase of short-term loan.

Net Loss. For the year ended December 31, 2016, we incurred a net loss of $(162,479) as compared to a net loss of $(1,027,046) for the year ended December 31, 2015. The net loss was primarily a result of insufficient revenue from sales and low profit margin due to competition and price erosion.

ColorStars products have been sold in over 25 different countries around the world. Product revenues for the fiscal year ended December 31, 2016 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$107,580	29
Asia	$24,379	6.6
USA	$233,244	63.1
Others	$4,650	1.3
Total	$369,853	100

Product revenues for the fiscal year ended December 31, 2015 are as follows:

Regions	Sales Amount	Percentage (%)
Europe	$379,738	29.67
Asia	$49,350	3.85
USA	$846,722	66.16
Others	$4,069	0.32
Total	$1,279,879	100

Product

Our revenue reported in fiscal year 2016 and 2015 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2016 and 2015 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2016:

Contractual Obligation	Less than 1 Year	1-3 years	3-5 years	After 5 years
Short-term debt Obligations(1)	$526,591	$526,591	$0	$0
Long-term debt Obligations(2)	$67,651	$148,065	$0	$0
Operating Leases(3)	$49,562	$155,066	$34,096	$0
Total contractual cash obligations	$643,804	$829,722	$34,096	$0

(1) Short-term debt obligations: Short-term loans from local SinoPac Bank.

(2) Long-term debt obligations: Long-term loan from sale-byback-agreement with Chailease Finance Co., Ltd.

(3) Operating Leases: Office leases in Taiwan.

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

December 31, 2016

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ColorStars Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ColorStars Group, Inc. (the Company) as of December 31, 2016 and 2015 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of operating losses resulting in a significant accumulated deficit and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA
September 5, 2018

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and equivalents	$32,433	$24,129
Accounts receivable, net of allowance for doubtful accounts of $152,710 at December 31, 2016 and $228,134 at December 31, 2015.	-	21,856
Prepaid expenses and other current assets	53,699	37,349

Total current assets	86,132	83,334

Equipment, net of accumulated depreciation	46,328	62,864
Other assets	8,735	15,005

Total assets	$141,195	$161,203

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$526,591	$517,600
Accounts payable	44,968	152,142
Advance from shareholder	74,379	20,000
Accrued expenses	12,516	12,997
Other current liabilities	19,165	9,060
Current portion of long term loan	67,651	-

Total current liabilities	745,270	711,799

Long term loan	80,414	-
Total liabilities	$825,684	$711,799

Commitments and contingencies

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at December 31, 2016 and December 31, 2015	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	200,123	171,537
Accumulated deficit	(4,064,291)	(3,901,812)

Total stockholders equity	(684,489)	(550,596)

Total liabilities and stockholders’ equity	$141,195	$161,203

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(IN US$)

	For the year ended December 31,
	2016	2015

Net sales	$369,853	$1,279,879
Cost of goods sold	259,818	1,104,570

Gross profit	110,035	175,309
Operating expenses
Selling, general and administrative	236,213	349,589
Bad debt Selling	-	183,048
Rent	44,641	59,328
Depreciation & Amortization	25,108	35,237
Research and development	1,401	3,822

Total operating expenses	307,363	631,024

Loss from operations	(197,328)	(455,715)

Other income (expenses)
Interest expense (net)	(13,917)	(10,856)
Share of investees operating results (net)	-	-
Loss on inventory write-off	-	(485,719)
Loss on impairment of investments	-	(113,177)
Gain (loss) on foreign exchange, net	(13,154)	35,740
Gain on reversal of bad debts	61,920	-
Other, net	-	524

Loss before income tax	(162,479)	(1,029,203)
Income tax benefit (expense)	-	2,157

Net loss	(162,479)	(1,027,046)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$(0.00)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

Comprehensive loss:
Net loss	(162,479)	(1,027,046)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	28,586	(27,044)
Comprehensive loss	$(133,893)	$(1,054,090)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2014	67,448,890	$67,449	$3,112,230	$(2,874,766)	$198,581	$503,494
Foreign currency translation	-	-	-	-	(27,044)	(27,044)
Net loss	-	-	-	(1,027,046)	-	(1,027,046)

Balance, December 31, 2015	67,448,890	$67,449	$3,112,230	$(3,901,812)	$171,537	$(550,596)
Foreign currency translation	-	-	-	-	28,586	28,586
Net loss	-	-	-	(162,479)	-	(162,479)

Balance, December 31, 2016	67,448,890	$67,449	$3,112,230	$(4,064,291)	$200,123	$(684,489)

The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US$)

	For the year ended December 31,
	2016	2015

Cash flows from operating activities
Net (loss)	$(162,479)	$(1,027,046)
Depreciation and amortization	25,108	35,237
Provision for doubtful accounts	-	183,048
Loss on inventory write-off	-	485,719
Loss on disposal of investments	-	113,177
Gain on reversal of bad debts	(61,920)	-
Share of investment loss (profit)	-	-
Changes in operating assets and liabilities:
Accounts receivable	83,776	244,799
Inventories	-	178,725
Prepaid expenses and other current assets	(17,547)	14,306
Accounts payable	(107,174)	(252,177)
Accrued expenses	(481)	(8,369)
Receipts in advance and other current liabilities	10,106	(7,978)

Cash flows ( used in ) operating activities	(230,611)	(40,559)

Cash flows from investing activities
Addition to fixed assets	-	(10,002)

Cash flows ( used in ) investing activities	-	(10,002)

Cash flows from financing activities
Advance from shareholder	54,379	20,000
Increase (decrease) in long-term loans	148,065

Cash flows provided from financing activities	202,444	20,000

Effect of exchange rate changes on cash and cash equivalents	36,471	(20,707)

Net (decrease) in cash and cash equivalents	8,304	(51,268)
Beginning cash and cash equivalents	24,129	75,397

Ending cash and cash equivalents	$32,433	24,129

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,958	$10,912
Tax paid	$-	$5

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

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment. As LED lihting busines has become very competitve the company has been transformed into a holding company and start to seek investment opportunities in other business lines..

Basis of Presentation - The accompanying audited consolidated financial statements of ColorStars Group and Color Stars Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information and with the instructions to the Annual Report on Form 10-K and Rule 10-01 of Regulation S-X. Accordingly, they include all of the information and footnotes required by accounting principles generally accepted in the United States for a complete presentation of the financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the year ended December 31, 2016 and 2015 have been included. Operating results for the year ended December 31, 2016 are not necessarily indicative of the results to be expected for any subsequent interim period..

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 1 – Going Concern

The Company incurred a loss of approximately $162,479 in 2016 and continued to experience certain decreases in working capital. As a result, the Company may lack operational fund to continue as a going concern. The Company is evaluating the disposal of certain assets and inventory, raising new capital for future operations, and seeking short-term loans from shareholders or banks. However, there can be no assurance that the Company will be successful in achieving its objectives. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Plant and Equipment – Equipment is recorded at cost. Provision for depreciation is computed using the straight-line method on all depreciable assets over the estimated useful lives of the related assets (five years for machinery equipment, three and half years for transportation equipment and three years for computer and office equipment and other equipment).The depreciable base of the assets = cost – estimated scrap value. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2016and 2015, the allowance for doubtful accounts was $152,710 and $228,134 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method). Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2016 and 2015, the allowance for obsolete inventory was $741,787 and $742,003 respectively.

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

At December 31, 2016 and 2015, the Company has investments stated at cost method, and further discussions at Note 7.

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

Net income per common share - Net income per common share-basic is computed by dividing the net income attributable to the Company less any preferred dividends for the period by the basic weighted-average number of outstanding common shares. Diluted EPS is computed by dividing the net income less any preferred dividends, divided by the weighted average number of shares outstanding, plus diluted shares, which is the total of convertible preferred shares, options, warrants, and any other dilutive securities. The company does not have any preferred stocks, options, warrants, or any other form of dilutive securities.

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

Note 3 - Recently Issued Accounting Pronouncements

Income tax - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2015-17 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that to simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The new standard becomes effective for the Company on December 15, 2017 and it should be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this new standard did not have a material impact to the Company.

Revenue from Contracts with Customers - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which creates a single, comprehensive revenue recognition model for all contracts with customers. Under this ASU and subsequently issued amendments, an entity should recognize revenue to reflect the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods and services. ASU 2014-9 may be adopted either retrospectively or on a modified retrospective basis. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The FASB permits early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of ASU 2014-9 on the Company’s condensed consolidated financial statements and related disclosures.

Lease - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, including operating leases, with a term greater than twelve months. Expanded disclosures with additional qualitative and quantitative information will also be required. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The Company is currently evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements and related disclosures. The company believes there will have a significant impact on the condensed consolidated balance sheets.

Note 4 – Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2016, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufacturing industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2016, such losses have been within management’s expectations.

For the year ended December 31, 2016, products sold to largest customers accounted for approximately 61% of total revenue. Products purchased from two suppliers accounted for approximately 52% and 21% of the total purchases during the year ended December 31, 2016.

For the year ended December 31, 2015, products sold to largest customers accounted for approximately 62% of total revenue. Products purchased from largest suppliers accounted for approximately 24% of the total purchases during the year ended December 31, 2015

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	The year ended December 31,
	2016	2015

Net loss attributable to common stockholders	$(162,479)	$(1,027,046)

Weighted average common stock outstanding – Basic and diluted	67,448,890	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$(0.00)	$(0.02)

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2014	198,581
Foreign currency translation, net of taxes	(27,044)

Balance, December 31, 2015	$171,537

Balance, December 31, 2015	171,537
Foreign currency translation, net of taxes	28,586

Balance, December 31, 2016	$200,123

Note 7 - Long Term Investments

	December 31, 2016	December 31, 2015

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$-	$137,767
Share of associate’s loss	-	-
Exchange difference	-	(24,590)
Loss on disposal of investments	-	(113,177)

Carrying value at the end	-	-

Net value	$-	$-

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

Anteya Technology was given cessation of operations from April 28, 2017. As a result, the investment was fully impaired as of December 31, 2015 and 2016.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and the investment was fully impaired as of December 31, 2015 and 2016.

The unaudited financial information of Anteya Technology Corp. as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and 2015 (in US dollars) are as follows:

	December 31, 2016	December 31, 2015
Balance sheet
Current assets	$3,488,347	$3,849,571
Non-current assets	821,069	723,833

Total assets	4,309,446	4,573,404

Current liabilities	1,857,587	1,361,178
Non-current liabilities	1,447,764	1,590,979
Stockholders’ equity	1,004,095	1,621,247

Total stockholders’ equity and liabilities	$4,309,446	4,573,404

	For the year ended December 31,
	2016	2015
Statement of operation
Net sale	$2,132,310	$3,098,333
Cost of goods sold	(1,930,092)	(2,082,083)

Gross profit	202,218	1,016,250
Operating and non-operating expenses	(896,643)	(974,315)

Net profit (loss)	$(694,425)	$41,935

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	December 31, 2016	December 31, 2015

Finished goods	$741,787	$742,003
Allowance for Inventory Valuation and Obsolescence Losses	(741,787)	(742,003)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined the remaining inventory had little-to-no value, thus was fully impaired on December 31, 2015 and 2016.

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2016	2015

Plant and equipment:
Machinery equipment	$159,501	$156,778
Transportation equipment	20,946	20,588
Office equipment	66,872	65,730
Other	9,201	9,044
Total cost	256,520	252,140

Accumulated depreciation:
Machinery equipment	136,013	121,476
Transportation equipment	11,055	7,435
Office equipment	60,535	59,292
Other	2,589	1,073
Total accumulated depreciation	210,192	189,276

Plant and equipment – net	$46,328	$62,864

Depreciation was $25,108 and $35,237 for the years ended December 31, 2016 and 2015 respectively.

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

The income tax provision information is provided as follows:

	For the year ended December 31,
	2016	2015
Component of income (loss) before income taxes:
United States	$(59,655)	$(265,015)
Foreign	(102,824)	(764,188)

Net loss	$(162,479)	$(1,029,203)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	-	$2,157
Income tax benefit	$-	$2,157

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Federal income taxes at applicable statutory rates Adjustment resulting from the tax effect of:	$(105,157)	$(112,382)
State income tax	-	-
Foreign tax rate differential	43,343	10,094
Loss with no tax benefit provided	17,930	79,170
Non-deductible expenses and other	43,884	25,275

	$-	$2,157

As of December 31, 2016, there was gross U.S. federal net operating loss carry forwards of approximately $1,200,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2035.

Note 11 - Bank Short Term Debt

	December 31, 2016	December 31, 2015

Bank loan payable to Taiwan banks	$526,591	$517,600

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of December 31, 2015 is 1.94% per annum, as of December 31, 2016, interest rate is 1.94% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of spouse of directors

Note 12 - Long Term Loan

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

Note 13 - Geographic Information

Product revenues for the year ended December 31, 2016 and 2015 are as follows:

	2016	2015

Customers based in:
Europe	$107,580	$379,738
Asia	24,379	49,350
United States	233,244	846,722
Others	4,650	4,069

	$369,853	$1,279,879

Note 14 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2016 and 2015:

	For the year ended December 31,
	2016	2015

Purchase from Anteya Technology Corp	$80,091	$116,163
Rent paid to Mr. Wei-Rur Chen	44,641	45,366

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	December 31, 2016	December 31, 2015
Anteya Technology Corp
Due from affiliate (liabilities)	$(355)	$712
Mr. Wei-Rur Chen
Payable to Shareholder	$(74,379)	$(20,000)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2016. All transactions were at market-based prices.

Note 15 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2016 are as follows:

Year	Main Office	Branch Office	Total Lease Commitment
2017	$44,605	$4,956	49,562
2018	$44,605	$16,294	60,900
2019	$44,605	$0	44,605
2020	$34,096	$0	34,096
	$193,203	$21,250	189,162

	For the year ended December 31, 2016	Twelve months ended December 31, 2015

Rent expenses	$44,641	$59,328

Note 16 - Subsequent Events

The Company evaluated all events subsequent to December 31, 2016 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

On February 14, 2018, Ms. Chiu Mei-Ying resigned as a Director and the Secretary of the Company. Her resignations were not the result of any disagreements with the Company. Effective February 21, 2018, the remaining two directors on the Board of Directors of the Company appointed Mr. Wilson Chen to the Board of Directors to fill the vacancy created by the resignation of Ms. Chiu Mei-Ying

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2015 and 2016 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

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

As the term of the Original Employment Agreement expired, on March 1, 2012, we entered into a new employment agreement (the “Employment Agreement”) with Mr. Chen. The Employment Agreement has a term of five years from the effective date, March 1, 2012, subject to the termination provisions contained therein. Under the Employment Agreement, Mr. Chen shall have such authority and responsibility as may be assigned to him by the Company’s board of directors. Furthermore, under the Employment Agreement, Mr. Chen is subject to certain non-competition, non-solicitation and confidentiality covenants, the terms and conditions of which are described in further detail therein. Pursuant to the Employment Agreement, Mr. Chen shall receive the following compensation in exchange for his services: (i) an annual base salary in the amount of NT $715,000 (US $20,500); and (i) no compensation was taken for bonus, vehicle allowance or stock options in 2016.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen— CEO,	2016	$18,586	—	—	—	—	—	—	$18,586
President and	2015	$23,000	—	—	—	—	—	—	$23,000
CFO	2014	$23,000	—	—	—	—	—	—	$23,000

Mei-Ying (Easter)	2016	$24,161	—	—	—	—	—	—	$24,161
Chiu—Secretary	2015	$35,645	—	—	—	—	—	—	$35,645
and Director	2014	$35,645	—	—	—	—	—	—	$35,645

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2016 by:

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

Applicable percentage ownership in the following table is based on 67,448,890 shares of common stock outstanding as of December 31, 2016.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	10,800,000	16.01
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	5.93
Common Stock	Mei-Ying Chiu 9F, No. 568, Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Secretary and Director	2,500,000	3.71
Common Stock	Tsui-Ling Lee 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	8,000,000	11.86
Common Stock	Reuya International LTD 10F, No. 566 Jung Jeng Rd. Sindian District, New Taipei City 231, Taiwan, R.O.C.	Shareholder	11,620,000	17.23
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	17,300,000	25.65

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees billed to us by Fruci & Associates II, PLLC, the Company’s independent registered public accountant, for fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$0	$25,000
Audit Related Fees (2)	0	4,995.71
Tax Fees (3)		0
All Other Fees (4)	0	0
Total Fees paid to auditor	$0	$29,995.71

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2016 and 2015.

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

ColorStars Group

Dated: September 5, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Wei-Rur Chen	President and Chief Executive Officer	September 5, 2018
Wei-Rur Chen	(principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors

/s/ Hsiu-Fu Liu	Director	September 5, 2018
Hsiu-Fu Liu

/s/ Wilson Chen	Secretary and Director	September 5, 2018
Wilson Chen

