Form 10-Q
period 2017-03-31
ColorStars Group
filed 2018-09-20
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of September 19, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

March 31, 2017 (Unaudited) and December 31, 2016 (Audited)

(in USD)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$12,535	$32,433
Accounts receivable, net of allowance for doubtful accounts of $158,767 at March 31, 2017 and $152,710 at December 31, 2016	332
Prepaid expenses and other current assets	53,598	53,699

Total current assets	66,465	86,132

Equipment, net of accumulated depreciation	47,148	46,328
Other assets	11,829	8,735

Total assets	$125,442	$141,195

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$560,099	$526,591
Accounts payable	26,613	44,968
Advance from shareholder	145,289	74,379
Accrued expenses	13,516	12,516
Other current liabilities	19,226	19,165
Current portion of long term loan	69,189	67,651

Total current liabilities	833,932	745,270
Long term loan	68,925	80,414
Total liabilities	$902,857	$825,684

Commitments and contingencies

Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding at March 31, 2017 and December 31, 2016	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	156,445	200,123
Accumulated deficit	(4,113,539)	(4,064,291)

Total stockholders’ equity	(777,415)	(684,489)

Total liabilities and stockholders’ equity	$125,442	$141,195

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended March 31,
	2017	2016

Net sales	$16,328	$122,009
Cost of goods sold	12,562	82,051

Gross profit	3,766	39,958
Operating expenses
Selling, general and administrative	36,308	72,815
Rent	11,460	10,842
Depreciation & Amortization	2,057	8,481

Total operating expenses	49,825	92,138

Loss from operations	(46,059)	(52,180)

Other expenses
Interest expense (net)	(5,090)	(2,272)
Loss on foreign exchange, net	-	(11,072)
Gain on reversal of bad debts	-	63,304
Other, net	3,537
Impairment loss	(1,636)

Loss before income tax	(49,248)	(2,220)
Income tax provision	-	-

Net loss	(49,248)	(2,220)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	(43,678)	8,874

Comprehensive income/(loss)	$(92,926)	$6,654
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in USD)

	For three months ended March 31,
	2017	2016

Cash flows from operating activities
Net (loss)	$(49,248)	$(2,220)
Depreciation	2,057	8,481
Gain on reversal of bad debts	(3,537)	(63,304)
Impairment loss	1,634	-
Changes in operating assets and liabilities:
Accounts receivable	3,205	81,920
Prepaid expenses and other current assets	(2,993)	3,935
Accounts payable	(18,354)	(107,490)
Accrued expenses	1,001	157
Receipts in advance and other current liabilities	60	41,602

Cash flows provided by (used for) operating activities	(66,175)	(36,919)

Cash flows from financing activities
Advance from shareholder	70,910	30,000
Increase (decrease) in long-term loans	(9,952)	-

Cash flows provided by financing activities	60,958	30,000

Effect of exchange rate changes on cash and cash equivalents	(14,681)	16,337

Net increase (decrease) in cash and cash equivalents	(19,898)	9,418
Beginning cash and cash equivalents	32,433	24,129

Ending cash and cash equivalents	$12,535	$33,547
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,090	$2,272
Tax paid	$-	$-

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

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment. As the LED lighting business has become very competitive, during 2017 the Company began planning for a transformation into a holding company to seek investment opportunities in other business lines.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2017. The balance sheet at December 31, 2016 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on September 6, 2018. Some reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $767,467 and an accumulated deficit of $4,113,539 as of March 31, 2017, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain fund with acceptable terms.

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of Risk

For the three months ended March 31, 2017, products sold to largest customers accounted for approximately 31% of total revenue. Products purchased from two suppliers accounted for approximately 66% and 28% of the total purchases during the three months ended March 31, 2017.

For the three months ended March 31, 2016, products sold to largest customers accounted for approximately 64% of total revenue. Products purchased from two suppliers accounted for approximately 28% and 12% of the total purchases during the three months ended March 31, 2016.

Note 4 - Long Term Investments

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan.The equity interest held by the Company is 13.68% on March 31, 2017.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2017	December 31, 2016

Finished goods	$790,680	$741,781
Allowance for Inventory Valuation and Obsolescence Losses	(790,680)	(741,781)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2014 through 2016 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2015 (inclusive).

The income tax provision information is provided as follows:

	Three months ended March 31,
	2017	2016
Component of income (loss) before income taxes:
United States	$(2,000)	$(14,049)
Foreign	(47,248)	11,829

Net loss	$(49,248)	$(2,220)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	-	-
Income tax benefit(loss)	-	-

Note 7 - Bank Short Term Debt

	March 31, 2017	December 31, 2016
Short term loan	$560,099	$526,591

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of March 31, 2017 is 1.91% per annum, as of December 31, 2016, interest rate is 1.66% per annum. The short term debt is secured by:

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

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Geographic Information

Product revenues for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016

Customers based in:
Europe	$9,114	$40,708
Asia	2,206	1,921
United States	5,008	78,648
Others	-	732

	$16,328	$122,009

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Purchase from Anteya Technology Corp	$8,091	$22,672
Rent paid to Mr. Wei-Rur Chen	11,460	10,842

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	March 31, 2017	December 31, 2016
Anteya Technology Corp
Due (to)/from affiliate	$7,820	$(355)
Mr. Wei-Rur Chen
Payable to Shareholder	$(145,289)	$(74,379)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $11,460 and $10,842 for the three months ended March 31, 2017 and 2016 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2017. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $145,289 as of March 31, 2017. The advanceare non-interest bearing and due on demand.

COLORSTARS GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2017 are as follows:

For the year ended December 31,
2017	41,853
2018	65,015
$106,868

	Three months ended March 31,
	2017	2016

Rent expenses	$11,460	$10,842

Note 12 - Subsequent Events

The Company evaluated all events subsequent to March 31, 2017 through the date of the issuance of the financial statements, there are no no other significant or material transactions to be reported except as follows:

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

(c) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Net Sales. Net sales decreased to $16,328 for the three months ended March 31, 2017, from $122,009 for the three months ended March 31, 2016. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $12,562 for the three months ended March 31, 2017 from $82,051 for the three months ended March 31, 2016. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $3,766 for the three months ended March 31, 2017 from $39,958 for the three months ended March 31, 2016. The decrease in gross profit was primarily due to decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 23.06% for the three months ended March 31, 2017 from 32.75% for the three months ended March 31, 2016. The decrease in gross profit percentage was primarily due to lower margin in the sales of old product lines from the inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $36,308 for the three months ended March 31, 2017 from $72,815 for the three months ended March 31, 2016. The decrease in selling, general and administrative expenses is primarily related to closing the California sales office.

Research and Development Expenses. Research and development (R&D) expenses remained constant at $0 for the three months ended March 31, 2017 as compared to $0 for the three months ended March 31, 2016. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $2,057 for the three months ended March 31, 2017 from $8,481 for the three months ended March 31, 2016. The decrease in depreciation and amortization was mainly due to the decrease of asset values over time.

Interest Expense. Interest expense increased to $5,090 for the three months ended March 31, 2017 from $2,272 for the three months ended March 31, 2016. The increase in interest expense was due to increase in long term loan and loss from froeign exchange fluctuation.

Net Income (loss). For the three months ended March 31, 2017, we incurred a net loss of $(49,248) as compared to a net loss of $(2,220) for the three months ended March 31, 2016. The net loss was primarily a result of less revenue for the period along with the profit margin not being enough to cover the operating cost.

Financial Condition, Liquidity and Capital Resources

Our historical revenues are primarily derived from the sale of LED devices and systems. Although our historical financial results are mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions. As the LED lighting business has become very competitive, during 2017 the Company began planning for a transformation into a holding company to seek investment opportunities in other business lines.

Net cash provided by (used in) operating activities. During the three months ended March 31, 2017, net cash used in operating activities was ($66,175) compared with $(36,919) used in operating activities for the three months ended March 31, 2016. The cash flow used in operating activities in the three months ended March 31, 2017 was primarily the result of loss in operations. The cash flow used in operating activities in the three months ended March 31, 2016 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2017, net cash provided by financing activities was $60,958 compared with $30,000 provided by investing activities for the three months ended March 31, 2016.

The Company need to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on February 25, 2015. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement are described in further detail in the chart below:

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $11,460 and $10,842 for the three months ended March 31, 2017 and 2016, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2017. All transactions were at market-based prices.

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

Dated: September 19, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

