Form 10-Q
period 2017-06-30
ColorStars Group
filed 2018-09-28
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of September 25, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

June 30, 2017(Unaudited) and December 31, 2016(Audited)

(in USD)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$11,938	$32,433
Accounts receivable, net of allowance for doubtful accounts of $152,529 at June 30, 2017 and $152,710 at December 31, 2016	1,762	-
Prepaid expenses and other current assets	50,208	53,699

Total current assets	63,908	86,132

Equipment, net of accumulated depreciation	45,300	46,328
Other assets	9,280	8,735

Total assets	$118,488	$141,195

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$546,279	$526,591
Accounts payable	15,491	44,968
Advance from shareholder	288,634	74,379
Accrued expenses	8,970	12,516
Other current liabilities	15,304	19,165
Current portion of long term loan	66,343	67,651

Total current liabilities	941,021	745,270
Long term loan	52,259	80,414
Total liabilities	$993,280	825,684
Commitments and contingencies	0	0
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at June 30, 2017 and December 31, 2016	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	157,318	200,123
Accumulated deficit	(4,211,789)	(4,064,291)

Total stockholders’ equity	(874,792)	(684,489)
		-
Total liabilities and stockholders’ equity	$118,488	$141,195

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended June 30,
	2017	2016

Net sales	$1,992	$82,785
Cost of goods sold	1,526	58,385

Gross profit	466	24,400
Operating expenses
Selling, general and administrative	84,220	73,060
Bad debt Selling	-	-
Rent	11,912	11,138
Depreciation & Amortization	1,802	7,330
Research and development	-	-

Total operating expenses	97,934	91,528

Loss from operations	(97,468)	(67,128)

Other expenses
Interest expense (net)	(5,450)	(2,283)
Loss on foreign exchange, net	-	(2,192)
Bad debt recovery	6,085	-
Gain on reversal of impairment loss	1,361	-

Loss before income tax	(95,472)	(71,603)
Income tax provision	(3,335)	-

Net loss	(98,807)	(71,603)

Other comprehensive loss:
Foreign currency translation gain	1,715	2,274

Comprehensive loss	$(97,092)	$(69,329)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Six months ended June 30,
	2017	2016

Net sales	$18,597	$205,322
Cost of goods sold	14,301	140,754

Gross profit	4,296	64,568
Operating expenses
Selling, general and administrative	119,938	146,125
Bad debt Selling	-	-
Rent	23,364	21,977
Depreciation & Amortization	3,864	15,826
Research and development	-	-

Total operating expenses	147,166	183,928

Loss from operations	(142,870)	(119,360)

Other income (expenses)
Interest expense (net)	(10,533)	(4,554)
Loss on foreign exchange	-	(13,384)
Bad debt recovery	9,573	64,156
Impairment loss	(333)	-
Other, net	-	-

Loss before income tax	(144,163)	(73,142)
Income tax provision	(3,335)	-

Net loss	(147,498)	(73,142)

Other comprehensive loss:
Foreign currency translation gain	(42,805)	11,149

Comprehensive loss	$(190,303)	$(61,993)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For six months ended June 30,
	2017	2016

Cash flows from operating activities
Net (loss)	$(147,498)	$(73,142)
Depreciation	3,864	15,826
Gain on reversal of bad debts	(9,573)	(64,156)
Impairment loss	333	-
Changes in operating assets and liabilities:
Accounts receivable	7,811	82,772
Inventories	-	-
Prepaid expenses and other current assets	2,946	(24,351)
Accounts payable	(29,476)	(92,632)
Accrued expenses	(3,546)	(639)
Receipts in advance and other current liabilities	(3,862)	(4,661)

Cash flows provided by (used for) operating activities	(179,001)	(160,983)

Cash flows from financing activities
Advance from shareholder	214,256	50,000
Increase in long-term loans	-	184,325
Decrease in long-term loans	(42,627)	-

Cash flows provided by financing activities	171,629	234,325

Effect of exchange rate changes on cash and cash equivalents	(13,123)	18,793

Net increase in cash and cash equivalents	(20,495)	92,135
Beginning cash and cash equivalents	32,433	24,129

Ending cash and cash equivalents	$11,938	$116,264

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,537	$5,921
Tax paid	$800	$(3)

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

The company will be transformed into a holding company due to environmental changes at 2018. Invest in various potential companies.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2017.

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

Certain previsouly reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $877,113 and an accumulated deficit of $4,211,789 as of June 30, 2017, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Concentration of Risk

For the six months ended June 30, 2017, products sold to largest customers accounted for approximately 29% of total revenue. Products purchased from two suppliers accounted for approximately 66% and 27% of the total purchases during the six months ended June 30, 2017.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on June 30, 2017.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2017	December 31, 2016

Finished goods	$788,400	$741,787
Allowance for Inventory Valuation and Obsolescence Losses	(788,400)	(741,787)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2014 through 2016 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the years prior to 2015 (inclusive).

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Component of income (loss) before income taxes:
United States	$(19,425)	$(32,838)	$(21,425)	$(46,887)
Foreign	(76,047)	(38,765)	(122,738)	(26,255)

Net loss	$(95,472)	$(71,603)	$(144,163)	$(73,142)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	(800)	-	(800)	-
Foreign	(2,535)	-	(2,535)	-
Income tax benefit(loss)	$(3,335)	$-	$(3,335)	$-

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign thorities for income taxes and taxes associated with doing business in the region.

Note 7 - Bank Short Term Debt

	June 30, 2017	December 31, 2016
Short term loan	$546,279	$526,591

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of June 30, 2017 is 1.91% per annum, as of December 31, 2016, interest rate is 1.94% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of spouse of directors

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the next 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the next 12 months until June 2018. However the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement.

Note 9 - Geographic Information

Product revenues for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Customers based in:
Europe	$1,627	$28,998	$10,885	$69,864
Asia	-	5,980	2,249	7,847
United States	365	44,731	5,463	123,835
Others	-	3,076	-	3,776

	$1,992	$82,785	$18,597	$205,322

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016

Purchase from Anteya Technology Corp	$8,248	$68,706
Rent paid to Mr. Wei-Rur Chen	$23,363	$21,976

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	June 30, 2017	December 31, 2016
Anteya Technology Corp
Due (to) from affiliate	$13,443	$(355)
Mr. Wei-Rur Chen
Payable to Shareholder	$(288,634)	$(74,379)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $23,364 and $21,977 for the six months ended June 30, 2017 and 2016 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of June 30, 2017. All transactions were at market-based prices.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Related Party Transactions(continued)

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $288,634 as of June 30, 2017. The advanceare non-interest bearing and due on demand.

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

For the year ended December 31,

2017	$28,959
2018	64,939
$93,898

	Six months ended June 30,
	2017	2016

Rent expenses	$23,364	$21,977

Note 12 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2017 through the date of the issuance of the financial statements, there are no no other significant or material transactions to be reported except as follows:

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

On September 17, 2018, the U.S Securities and Exchange Commission (“Commission”) announced the temporary suspension of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 18, 2018 and terminating at 11:59 p.m. EDT on October 1, 2018. The Commission temporarily suspended trading in the securities of the Company due to a lack of current and accurate information about the Company because it has not filed certain periodic reports with the Commission. This order was entered pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”) and was accompanied by an Order Instituting Administrative Proceedings and Note of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the order and hearing is for the Commission to determine whether it is necessary and appropriate to continue the suspension in the trading of the securities of the Company for a period not exceeding twelve months, or to revoke the registration of the Company’s securities pursuant to Section 12 of the Exchange Act.

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

(c) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Net Sales. Net sales decreased to $1,992 for the three months ended June 30, 2017, from $82,785 for the three months ended June 30, 2016. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $1,526 for the three months ended June 30, 2017 from $58,385 for the three months ended June 30, 2016. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $466 for the three months ended June 30, 2017 from $24,400 for the three months ended June 30, 2016. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 23.39% for the three months ended June 30, 2017 from 29.47% for the three months ended June 30, 2016. The decrease in gross profit percentage was primarily due to lower margin as products sold were old fashioned.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $84,220 for the three months ended June 30, 2017 from $73,060 for the three months ended June 30, 2016. The increase in selling, general and administrative expenses is primarily related to lay-off compensation paid to employees during the period.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended June 30, 2017 as compared to $0 for the three months ended June 30, 2016. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $1,802 for the three months ended June 30, 2017 from $7,330 for the three months ended June 30, 2016. The decrease in depreciation and amortization was mainly due to the decrease of asset value over time.

Interest Expense. Interest expense increased to ($5,450) for the three months ended June 30, 2017 from ($2,283) for the three months ended June 30, 2016. The increase in interest expense was due to increase in long term loan.

Net Income (loss). For the three months ended June 30, 2017, we incurred a net loss of $(98,807) as compared to a net loss of $(71,603) for the three months ended June 30, 2016. The increase in net loss was primarily a result of decrease of total sales and gross profit from sales.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Net Sales. Net sales decreased to $18,597 for the six months ended June 30, 2017, from $205,322 for the six months ended June 30, 2016. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $14,301 for the six months ended June 30, 2017 from $140,754 for the six months ended June 30, 2017. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $4,296 for the six months ended June 30, 2017 from $64,568 for the six months ended June 30, 2016. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 23.1% for the six months ended June 30, 2017 from 31.45% for the six months ended June 30, 2016. The decrease in gross profit percentage was primarily due to lower margin from the sales of old fashioned products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 119,938 or the six months ended June 30, 2017 from $146,125 for the six months ended June 30, 2016. The decrease in selling, general and administrative expenses is primarily due to decrease in staff head count.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the six months ended June 30, 2017 as compared to $0 for the six months ended June 30, 2016. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $3,864 for the six months ended June 30, 2017 from $15,826 for the six months ended June 30, 2016. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($10,533) for the six months ended June 30, 2017 from ($4,554) for the six months ended June 30, 2016. The increase in interest expense was due to increase in long-term loan.

Net Income (loss). For the six months ended June 30, 2017, we incurred a net loss of $(147,498) as compared to a net loss of $(73,142) for the six months ended June 30, 2016. The increase in net loss is mainly due to decrease in net sales and gross profit.

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

Net cash provided by (used in) operating activities. During the six months ended June 30, 2017, net cash used in operating activities was ($179,001) compared with $(160,983) used in operating activities for the six months ended June 30, 2016. The cash flow used in operating activities in the six months ended June 30, 2017 was primarily the result of net loss in operations. The cash flow used in operating activities in the six months ended June 30, 2016 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2017, net cash provided by financing activities was $171,629  compared with $234,325 provided by investing activities for the six months ended June 30, 2016.

The Company need to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on April 24, 2017. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate

Bank SinoPac of Taiwan	ColorStars, Inc.	Sixteen Million and Six Hundred Thousand New Taiwan Dollars (NTD $16,600,000)(1)	April 24, 2017 to July 24, 2017	Fixed at 1.91% per annum

(1) NTD $16,600,000 is approximately USD $546,279.

Recent Developments

There are no recent developments to report.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $23,363 and $21,976 for the six months ended June 30, 2017 and 2016, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of June 30, 2017. All transactions were at market-based prices.

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

Dated: September 27, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

