Form 10-Q
period 2017-09-30
ColorStars Group
filed 2018-10-09
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 5, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

September 30, 2017(Unaudited) and December 31, 2016(Audited)

(in USD)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$305,524	$32,433
Accounts receivable, net of allowance for doubtful accounts of $158,010 at September 30, 2017 and $152,710 at December 31, 2016.	-	-
Prepaid expenses and other current assets	47,982	53,699

Total current assets	353,506	86,132

Equipment, net of accumulated depreciation	43,866	46,328
Other assets	9,356	8,735

Total assets	$406,728	$141,195

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$537,508	$526,591
Accounts payable	15,267	44,968
Advance from shareholder	384,894	74,379
Accrued expenses	3,865	12,516
Other current liabilities	292,781	19,165
Current portion of long term loan	102,856	67,651

Total current liabilities	1,337,171	745,270
Long term loan	-	80,414
Total liabilities	$1,337,171	825,684
Commitments and contingencies	-	-
Stockholders’ equity
Common Stock –Par Value $0.001 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at September 30, 2017 and December 31, 2016	67,449	67,449
Additional paid in capital	3,112,230	3,112,230
Accumulated other comprehensive income	155,061	200,123
Accumulated deficit	(4,265,183)	(4,064,291)

Total stockholders’ equity	(930,443)	(684,489)
		-
Total liabilities and stockholders’ equity	$406,728	$141,195

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended September 30,
	2017	2016

Net sales	$-	$83,216
Cost of goods sold	-	60,509

Gross profit	-	22,707
Operating expenses
Selling, general and administrative	41,867	48,696
Bad debt Selling	-	-
Rent	-	11,279
Depreciation & Amortization	1,803	5,180
Research and development	-	1,417

Total operating expenses	43,670	66,572

Loss from operations	(43,670)	(43,865)

Other expenses
Interest expense (net)	(5,385)	(4,712)
Loss on foreign exchange, net	-	(20,962)
Bad debt recovery	(4,213)	-

Loss before income tax	(53,268)	(69,539)
Income tax provision	-	-

Net loss	(53,268)	(69,539)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	(3,715)	8,762

Comprehensive loss	$(56,983)	$(60,777)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Nine months ended September 30,
	2017	2016

Net sales	$18,713	$288,874
Cost of goods sold	14,390	201,435

Gross profit	4,323	87,439
Operating expenses
Selling, general and administrative	161,911	194,874
Bad debt Selling	-	-
Rent	23,508	33,250
Depreciation & Amortization	5,667	21,054
Research and development	-	1,392

Total operating expenses	191,086	250,570

Loss from operations	(186,763)	(163,131)

Other income (expenses)
Interest expense (net)	(15,912)	(9,224)
Loss on foreign exchange	-	(34,098)
Bad debt recovery	5,475	64,711
Impairment loss	(335)	-

Loss before income tax	(197,535)	(141,742)
Income tax provision	(3,357)	-

Net loss	(200,892)	(141,742)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	(45,062)	19,911

Comprehensive loss	$(245,954)	$(121,831)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	67,448,890	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in USD)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities
Net (loss)	$(200,892)	$(141,742)
Depreciation	5,666	21,054
Gain on reversal of bad debts	(5,475)	(64,711)
Impairment loss	335	-
Changes in operating assets and liabilities:
Accounts receivable	5,475	83,327
Prepaid expenses and other current assets	5,096	(25,122)
Accounts payable	(29,701)	(92,548)
Accrued expenses	(8,651)	(97)
Receipts in advance and other current liabilities	273,614	(380)

Cash flows provided by (used for) operating activities	45,467	(220,219)

Cash flows from financing activities
Advance from shareholder	310,515	50,604
Increase (decrease) in short-term loans	(26,543)	-
Increase (decrease) in long-term loans	(45,208)	171,382

Cash flows provided by financing activities	238,764	221,986

Effect of exchange rate changes on cash and cash equivalents	(11,140)	42,572

Net increase in cash and cash equivalents	273,091	44,339
Beginning cash and cash equivalents	32,433	24,129

Ending cash and cash equivalents	$305,524	$68,468

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,917	$9,243
Tax paid	$800	$(3)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2017.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $983,665 and an accumulated deficit of $4,265,183 as of September 30, 2017, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Concentration of Risk

For the nine months ended September 30, 2017, products sold to largest customers accounted for approximately 29% of total revenue. Products purchased from two suppliers accounted for approximately 66% and 27% of the total purchases during the nine months ended September 30, 2017.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on September 30, 2017.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2017	December 31, 2016

Finished goods	$794,895	$741,787
Allowance for Inventory Valuation and Obsolescence Losses	(794,895)	(741,787)
Total	$-	$-

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

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Component of income (loss) before income taxes:
United States	$(3,735)	$(2,128)	$(25,160)	$(49,015)
Foreign	(49,533)	(67,411)	(172,375)	(92,727)

Net loss	$(53,268)	$(69,539)	$(197,535)	$(141,742)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	(800)	-
Foreign	-	-	(2,557)	-
Income tax benefit(loss)	$-	$-	$(3,357)	$-

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign authorities for income taxes and taxes associated with doing business in the region.

Note 7 - Bank Short Term Debt

	September 30, 2017	December 31, 2016
Short term loan	$537,508	$526,591

The Company signed revolving credit agreements with a lending institution. The interest rate on short-term borrowings outstanding as of September 30, 2017 is 1.91% per annum, as of December 31, 2016, interest rate is 1.94% per annum. The short term debt is secured by a personal guarantee from directors and the realty property of a spouse of a director.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the following 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the following 12 months until June 2018. However, the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement. As a result of the full repayment in Feb 2018, all amounts under the buyback agreement are considered and classified as current liabilities as of September 30, 2017.

Note 9 - Geographic Information

Product revenues for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Customers based in:
Europe	$-	$18,492	$10,953	$88,640
Asia	-	7,808	2,263	15,587
United States	-	56,916	5,497	180,838
Others	-	-	-	3,809

	$-	$83,216	$18,713	$288,874

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016

Purchase from Anteya Technology Corp	$8,299	$60,947
Rent paid to Mr. Wei-Rur Chen	$23,508	$33,250

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	September 30, 2017	December 31, 2016
Anteya Technology Corp
Due (to) from affiliate	$13,553	$(355)
Mr. Wei-Rur Chen
Payable to Shareholder	$(384,894)	$(74,379)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $23,508 and $33,250 for the nine months ended September 30, 2017 and 2016 respectively.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of September 30, 2017. All transactions were at market-based prices.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Related Party Transactions(continued)

Mr. Wei-Rur Chen made various advances to the Company. The balance of advance was $384,894 as of September 30, 2017, of which $310,515 was made during the 9-months ended September 30, 2017, to cover operating expenses of the Company.

Note 11 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2017 are as follows:

For the year ended December 31,

2017	$28,959
2018	64,939
$93,898

	Nine months ended September 30,
	2017	2016

Rent expenses	$23,508	$33,250

The Company received a total deposit of NTD$8,360,500 (New Taiwan Dollar, or US$271,763) as temporary deposit from stock subscribing shareholders described in Note 12 below, which is presented as Other Current Liabilities, for the reporting period ended September 30, 2017.

Note 12 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2017 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

On September 17, 2018, the U.S. Securities and Exchange Commission (“Commission”) announced the temporary suspension of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 18, 2018 and terminating at 11:59 p.m. EDT on October 1, 2018. The Commission temporarily suspended trading in the securities of the Company due to a lack of current and accurate information about the Company because it has not filed certain periodic reports with the Commission. This order was entered pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”) and was accompanied by an Order Instituting Administrative Proceedings and Note of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the order and hearing is for the Commission to determine whether it is necessary and appropriate to continue the suspension in the trading of the securities of the Company for a period not exceeding twelve months, or to revoke the registration of the Company’s securities pursuant to Section 12 of the Exchange Act.

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

(c) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Net Sales. Net sales decreased to $0 for the three months ended September 30, 2017, from $83,216 for the three months ended September 30, 2016. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the three months ended September 30, 2017 from $60,509 for the three months ended September 30, 2016. The decrease in cost of goods sold was due to the lack of any sales.

Gross Profit. Gross profit decreased to $0 for the three months ended September 30, 2017 from $22,707 for the three months ended September 30, 2016. The decrease in gross profit was due to the lack of any sales.

Gross Profit Percentage. Gross profit percentage decreased to zero for the three months ended September 30, 2017 from 27.28% for the three months ended September 30, 2016. The decrease in gross profit percentage was due to the lack of any sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $41,867 for the three months ended September 30, 2017 from $48,696 for the three months ended September 30, 2016. The increase in selling, general and administrative expenses is primarily related to lay-off compensation paid to employees during the period.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended September 30, 2017 as compared to $1,417 for the three months ended September 30, 2016. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $1,803 for the three months ended September 30, 2017 from $5,180 for the three months ended September 30, 2016. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($5,385) for the three months ended September 30, 2017 from ($4,712) for the three months ended September 30, 2016. The increase in interest expense was due to increase in long-term loan.

Net Income (loss). For the three months ended September 30, 2017, we incurred a net loss of $(53,268) as compared to a net loss of $(69,539) for the three months ended September 30, 2016. The decrease in net loss was primarily a result of the lack of total sales and reduction of overall operational expenses.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Net Sales. Net sales decreased to $18,713 for the nine months ended September 30, 2017, from $288,874 for the nine months ended September 30, 2016. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $14,390 for the nine months ended September 30, 2017 from $201,435 for the nine months ended September 30, 2017. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $4,323 for the nine months ended September 30, 2017 from $87,439 for the nine months ended September 30, 2016. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 23.1% for the nine months ended September 30, 2017 from 30.26% for the nine months ended September 30, 2016. The decrease in gross profit percentage was primarily due to lower margin from the sales of old fashioned products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $161,911 or the nine months ended September 30, 2017 from $194,874 for the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses is primarily due to decrease in staff head count

Research and Development Expenses. Research and development (R&D) expenses were $0 for the nine months ended September 30, 2017 as compared to $1,392 for the nine months ended September 30, 2016. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $5,667 for the nine months ended September 30, 2017 from $21,054 for the nine months ended September 30, 2016. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($15,912) for the nine months ended September 30, 2017 from ($9,224) for the nine months ended September 30, 2016. The increase in interest expense was due to increase in long-term loan.

Net Income (loss). For the nine months ended September 30, 2017, we incurred a net loss of $(200,892) as compared to a net loss of $(141,742) for the nine months ended September 30, 2016. The increase in net loss is mainly due to decrease in net sales and gross profit.

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

Net cash provided by (used in) operating activities. During the nine months ended September 30, 2017, net cash provided by operating activities was $45,467 compared with $(220,219) used in operating activities for the nine months ended September 30, 2016. The cash flow provided by operating activities in the nine months ended September 30, 2017 was primarily the result of temporary deposit of proceeds from shareholders for new issuance of shares. The cash flow used in operating activities in the nine months ended September 30, 2016 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2017, net cash provided by financing activities was $238,764 compared with $221,986 provided by investing activities for the nine months ended September 30, 2016.

The Company needs to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

We currently have an outstanding short-term loan with Bank SinoPac of Taiwan. We entered into one written, short-term loan agreements with this bank on July 24, 2017. The loan is secured by real property of Tsui-Ling Lee, spouse of Wei-Rur Chen, our president and CEO. The terms of the loan agreement are described in further detail in the chart below:

Lender	Borrower	Loan Amount	Term	Interest Rate

Bank SinoPac of Taiwan	ColorStars, Inc.	Sixteen Million and Two Hundred Thousand New Taiwan Dollars (NTD $16,200,000)(1)	July 24, 2017 to Oct. 23, 2017	Fixed at 1.91% per annum

(1) NTD $16,200,000 is approximately USD $526,591.

Recent Developments

There are no recent developments to report.

Inflation

At this time, we do not believe that inflation and changes in price will have a material effect on operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $23,508 and $33,250 for the nine months ended September 30, 2017 and 2016, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of September 30, 2017. All transactions were at market-based prices.

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

Dated: October 09, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

