Form 10-K
period 2017-12-31
ColorStars Group
filed 2018-11-05
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) or the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017 was $2,522,146.

As of November 1, 2018, the registrant had 102,274,515 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

COLORSTARS GROUP

2017 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2017 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Manufacturers

We have historically designed and developed our LED lighting products using our own engineers, and then out-source the manufacturing to vendors of different disciplines. These various vendors are all located in Taiwan. In order to secure a long-term supply and strategic partnership, we also make substantial investments or acquire equity in these vendors as well. We have made investments in manufacturers through our wholly owned subsidiary, ColorStars Taiwan. The manufacturers we are currently invested in are Anteya Technology Corporation, a Taiwanese corporation (“Anteya”) and Fin-Core. Furthermore, we also utilize Jun Yee as a contract manufacturer to manufacture certain products of ours. As described in further detail under the Significant Business Transactions Overview paragraph under the Description of Business section, we no longer own any equity interest in Jun Yee. We have not entered into a written agreement for the manufacturing of our products with any of these manufacturers.

Since 2004, we have invested in Anteya Technology Corporation. Anteya provides the OEM service to us for the TRISTAR, EZSTAR, R4, LUXMAN, and HB series of product lines. Anteya is an important strategic manufacturer for us as we rely upon Anteya for its expertise of LED packaging, electronic engineering and software design. However, Anteya ceased operation due to financial difficulties in April of 2017. The Company is seeking other suppliers as alternative sources for manufacturing and product development.

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

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry. Our largest supplier accounted for approximately 66% of total purchases by the Company in 2017.

Customers

We have historically sold our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience. We also distribute our LED lighting to lighting engineers engaged in specific lighting projects. Typically, we do not sell our products directly to end-users. Our largest customer accounted for approximately 29% of the total revenue in 2017.

Since 2015 we began to experience an overall decrease in the number of customers globally, as global competition increased. At this time, the LED market is being flooded with low-priced products from China. Many of our customers are either evaluating or switching to low-priced suppliers as opposed to opting for premium quality products with superior engineering and design.

Product Research and Development

We are not currently engaged in any research and development activities.

Competition

We have historically sold our products globally primarily to lighting distributors selling LED lamps and lighting fixtures for commercial lighting. Competition in the market in which we sell our products is primarily based on price and the frequent introduction of new products to the market using the latest available technology. Our outsourced manufacturing operations in Taiwan, as well as the location of our research and development staff in Taiwan, allows us to take full advantage of a well-developed infrastructure of high-technology companies and well-trained engineers in the SSL industry.

Our principal competitors are Revolution Lighting Technologies, Inc. (NASDAQ: RVLT) and Lighting Science Group (OTC: LSCG) in U.S.A., Philips and Osram in Europe, and Toshiba, and Panasonic in Japan. We also expect increased competition from major traditional lighting companies such as General Electric (NYSE: GE), Westinghouse, and Acuity Brands who have or are developing LED lighting products.

Strategy

As low-priced competitors from China greatly affected our 2017 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also decreased our promotional and selling expenses, such as costs associated with attending trade shows. Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

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

Employees

As of December 31, 2017, we had a total of 2 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time.

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

We do not own any property, real or otherwise. We currently lease the following properties:

We lease our principal office from Mr. Wei-Rur Chen, our president, at a consideration of NTD $120,000 (USD $3,933) per month (NTD $1,440,000 (USD $47,196) annually). The initial lease term for the agreement was from November 2005 to November 2010. The lease was extended for another five (5) years to November 2015. The lease was then extended for another five (5) years to November 2020. This office is the main operational office in Taiwan with the address of 10F, No. 566 and 568 Jungjeng Road, Sindian District, New Taipei City, Taiwan 231.

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

On September 17, 2018, the U.S. Securities and Exchange Commission (“Commission”) announced the temporary suspension of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 18, 2018 and terminating at 11:59 p.m. EDT on October 1, 2018. The Commission temporarily suspended trading in the securities of the Company due to a lack of current and accurate information about the Company because it has not filed certain periodic reports with the Commission. This order was entered pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”) and was accompanied by an Order Instituting Administrative Proceedings and Notice of Hearing (the “Proceeding”) pursuant to Section 12(j) of the Exchange Act. The stated purpose of the order and hearing is for the Commission to determine whether it is necessary and appropriate to continue the suspension in the trading of the securities of the Company for a period not exceeding twelve months, or to revoke the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. The Company filed an Answer in the Proceeding on September 26, 2018.

On October 18, 2018, the Company had a pre-hearing telephone conference with the Commission regarding the Proceeding. During the pre-hearing conference, it was agreed that the Commission’s motion for summary disposition against the Company would be due on November 15, 2018; the Company’s opposition brief would be due on December 13, 2018; and that the Commission’s reply brief would be due on December 20, 2018. The Commission has offered the Company the alternative to consent to the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act to avoid the time and cost associated with contesting the Proceeding. If the Company were to consent to the revocation of its registration, the Company would then need to file a registration statement (with two years of audited financials) with the Commission and cause that registration statement to become effective in order to reinstate the registration of the Company’s securities. It is the Company’s understanding from the pre-hearing conference with the Commission that the only remedy the Commission has for delinquent filers such as the Company, even if the filer becomes current by the date of the hearing, is the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. Therefore, the Company cannot provide any assurances that it will be able to avoid the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act due to the Company becoming delinquent in its filings. If the registration of the Company’s securities is revoked, the Company intends to file a registration statement with the Commission to reinstate the registration of the Company’s securities. The Company cannot provide any assurances as to the timing of the filing and effectiveness of such a registration statement.

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

	High	Low

Year Ended December 31, 2017
First Quarter	$0.02	$0.011
Second Quarter	$0.039	$0.019
Third Quarter	$0.382	$0.023
Fourth Quarter	$1.25	$0.11

	High	Low

Year Ended December 31, 2016
First Quarter	$0.06	$0.01
Second Quarter	$0.02	$0.004
Third Quarter	$0.61	$0.003
Fourth Quarter	$0.04	$0.01

Security Holders

As of December 31, 2017, there were 327 record holders of 90,274,515 shares of our Common Stock

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

Common Stock

The authorized capital stock of our Company consists of 450,000,000 shares of Common Stock, par value $0.001 per share, of which there are 90,274,515 issued and outstanding as of December 31, 2017.

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

LED lighing products become mature and affordable in the past few years and are well adopted in the developped and developing countries. The Chinese manufacturers have been penetrating into the global market with low price commodity type of LED lighting products since 2015. Now the LED lighting business is very competitive. Many of the product and part suppliers of the Company have closed their operations due to competition. The Company has been seeking new product lines and alternative suppliers for the continuation of the LED lighting business. The Company is currently negotiating with a party in the Kingdom of Saudi Arabia (KSA) for LED lighting technology transfer and joint venture. Initial negotiation include the transfer of the LED lighting product design, manufacturing, patents, trade mark, from the Company to the new joint venture entity. The Company will also assist the design and construction of the manufacturing facilities to be built in KSA and the training of its operations.

The Company is also seeking opportunities in the green energy sectors, including the solar power project development, waste-tire-to-oil technology and project development, and LNG trading business.

Net cash (used in) provided by operating activities. During the fiscal year ended December 31, 2017, net cash used in operating activities was $(73,744) compared with $(230,611) used in operating activities for the fiscal year ended December 31, 2016. The cash flow used in operating activities in the fiscal year ended December 31, 2017 was primarily the result of increase in net loss and decrease in accounts payable. The cash flow used in operating activities in the fiscal year ended December 31, 2016 was primarily the result of net loss and accounts payable.

Net cash (used in) provided by investing activities. During the fiscal year ended December 31, 2017, net cash used in investing activities was $0 compared with $0 used in investing activities for the fiscal year ended December 31, 2017.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2017, net cash provided by financing activities was $403,307 compared with $202,444 provided by financing activities for the fiscal year ended December 31, 2017. Net cash flow generated in financing activities in the fiscal year ended December 31, 2017 was primarily from the private placement of the Company common stocks in October and November 2017 resulting in $669,856 of increase in capital to the Company.

The Company need to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2017 to Fiscal Year Ended December 31, 2016

Net Sales. Net sales decreased to $18,851 for the year ended December 31, 2017 from $369,953 for the year ended December 31, 2016. The decrease in sales was due to market share loss and uncompetitive product range.

Cost of Goods Sold. Cost of goods sold decreased to $21,840 for the year ended December 31, 2017 from $259,818 for the year ended December 31, 2016. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit. Gross profit decreased to $(2,989) for the year ended December 31, 2017 from $110,035 for the year ended December 31, 2016. The decrease was due to decrease in overall sales. The Company’s gross profit margin percentage decreased to (15.86)% for the year ended December 31, 2017 compared to 29.7% for the year ended December 31, 2016. The decrease in gross profit margin is due to the price erosion of the product range.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $184,288  for the year ended December 31, 2017 from $236,213 for the year ended December 31, 2016. The decrease in selling, general and administrative expenses was primarily related to decrease in bad debt, head counts, office rent, and marketing expenses.

Research and Development. R&D expense decreased to $0 for the year ended December 31, 2017 from $1,401 for the year ended December 31, 2016.

Depreciation, Amortization, and Depletion. Depreciation, amortization, and depletion decreased to $6,277 for the year ended December 31, 2017 from $25,108 for the year ended December 31, 2017, mainly due to less overall value of fixed property after years of use.

Interest Expense. Interest expense increased to $20,627 for the year ended December 31, 2017 compared with $13,917 for the year ended December 31, 2016. The increase in interest expense was due to increase of additional financings during the year.

Net Loss. For the year ended December 31, 2017, we incurred a net loss of $(239,594)  as compared to a net loss of $(162,479) for the year ended December 31, 2016. The net loss was primarily a result of insufficient revenue from sales and low profit margin due to competition and price erosion.

Product revenues for the fiscal year ended December 31, 2017 are as follows:

Regions	Sales Amount (US$)	Percentage (%)
Europe	10,995	58.32
Asia	2,337	12.40
USA	5,519	29.27
Others	-	-
Total	18,851	100

Product revenues for the fiscal year ended December 31, 2016 are as follows:

Regions	Sales Amount (US$)	Percentage (%)
Europe	107,580	29
Asia	24,379	6.6
USA	233,244	63.1
Others	4,650	1.3
Total	369,853	100

Product

Our revenue reported in fiscal year 2017 and 2016 is the consolidated revenue according to GAAP for the Company and its subsidiaries. The “Others” regions presented in the 2016 revenue breakdown were for the sales generated from the Middle East (Israel), Australia and New Zealand.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2017:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases(1)	64,676	87,826	0	0
Total contractual cash obligations	64,676	87,826	0	0

(1) Operating Leases: Office leases (main office and branch office) in Taiwan.

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

December 31, 2017

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ColorStars Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ColorStars Group, Inc. (the Company) as of December 31, 2017 and 2016 and the related consolidated statement of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of operating losses resulting in a significant accumulated deficit and has increasing working capital deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, WA
November 5, 2018

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and equivalents	$359,403	$32,433
Accounts receivable, net of allowance for doubtful accounts of $152,883 at December 31, 2017 and $152,710 at December 31, 2016.	-	-
Prepaid expenses and other current assets	18,056	53,699

Total current assets	377,459	86,132

Equipment, net of accumulated depreciation	36,057	46,328
Other assets	20,299	8,735

Total assets	$433,815	$141,195

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$-	$526,591
Accounts payable	15,524	44,968
Advance from shareholder	441,603	74,379
Accrued expenses	3,708	12,516
Other current liabilities	199,967	19,165
Current portion of long term loan	87,538	67,651

Total current liabilities	748,340	745,270

Long term loan	-	80,414
Total liabilities	$748,340	$825,684

Commitments and contingencies

Stockholders’ equity
Common Stock ––Par Value $0.001 90,274,515 and 67,448,890 shares issued and outstanding, 450,000,000 shares are authorized at December 31, 2017 and December 31, 2016	90,275	67,449
Additional paid in capital	3,759,260	3,112,230
Accumulated other comprehensive income	139,825	200,123
Accumulated deficit	(4,303,885)	(4,064,291)

Total stockholders equity	(314,525)	(684,489)

Total liabilities and stockholders’ equity	$433,815	$141,195

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS

(IN US$)

	For the year ended December 31,
	2017	2016

Net sales	$18,851	$369,853
Cost of goods sold	21,840	259,818

Gross profit	(2,989)	110,035
Operating expenses
Selling, general and administrative	184,288	236,213
Bad debt Selling	-	-
Rent	28,594	44,641
Depreciation & Amortization	6,277	25,108
Research and development	-	1,401

Total operating expenses	219,159	307,363

Loss from operations	(222,148)	(197,328)

Other income (expenses)
Interest expense (net)	(20,627)	(13,917)
Share of investees operating results (net)	-	-
Loss on inventory write-off	-	-
Loss on impairment of investments	7,058	-
Gain (loss) on foreign exchange, net	-	(13,154)
Gain on reversal of bad debts	12,982	61,920
Other income	15,595	-
Other expenses	(29,056)	-

Loss before income tax	(236,196)	(162,479)
Income tax benefit (expense)	(3,398)	-

Net loss	(239,594)	(162,479)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	71,883,561	67,448,890

Comprehensive gain/(loss):
Net loss	(239,594)	(162,479)
Other comprehensive gain/(loss):
Foreign currency translation gain/(loss), net of taxes	(60,298)	(28,586)
Comprehensive loss	$(299,892)	$(133,893)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2015	67,448,890	$67,449	$3,112,230	$(3,901,812)	$171,537	$(550,596)
Foreign currency translation	-	-	-	-	28,586	28,586
Net loss	-	-	-	(162,479)	-	(162,479)

Balance, December 31, 2016	67,448,890	$67,449	$3,112,230	$(4,064,291)	$200,123	$(684,489)
Capital increase	22,825,625	22,826	647,030			669,856
Foreign currency translation	-	-	-	-	(60,298)	(60,298)
Net loss	-	-	-	(239,594)	-	(239,594)

Balance, December 31, 2017	90,274,515	$90,275	$3,759,260	$(4,303,885)	$139,825	$(314,525)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN US$)

	For the year ended December 31,
	2017	2016

Cash flows from operating activities
Net (loss)	$(239,594)	$(162,479)
Depreciation and amortization	6,277	25,108
Loss on inventory write-off	-	-
Loss on disposal of investments	(7,058)	-
Gain on reversal of bad debts	(12,982)	(61,920)
Share of investment loss (profit)	-	-
Changes in operating assets and liabilities:
Accounts receivable	12,982	83,776
Inventories	-	-
Prepaid expenses and other current assets	24,080	(17,547)
Accounts payable	(29,444)	(107,174)
Accrued expenses	(8,807)	(481)
Receipts in advance and other current liabilities	180,802	10,106

Cash flows ( used in ) operating activities	(73,744)	(230,611)

Cash flows from investing activities
Addition to fixed assets	7,917	-

Cash flows ( used in ) investing activities	7,917	-

Cash flows from financing activities
Advance from shareholder	367,224	54,379
Increase (decrease) in short-term loans	(573,246)	-
Increase (decrease) in long-term loans	(60,527)	148,065
Increase (decrease) in capital	669,856

Cash flows provided from financing activities	403,307	202,444

Effect of exchange rate changes on cash and cash equivalents	(10,510)	36,471

Net (decrease) in cash and cash equivalents	326,970	8,304
Beginning cash and cash equivalents	32,433	24,129

Ending cash and cash equivalents	$359,403	32,433

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$20,674	$13,958
Tax paid	$800	$-

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

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment. As LED lihting busines has become very competitve the company has been transformed into a holding company and start to seek investment opportunities in other business lines.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the year ended December 31, 2017 and 2016 have been included. Operating results for the year ended December 31, 2017 are not necessarily indicative of the results to be expected for any subsequent interim period.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Going Concern - The Company incurred a loss of approximately $239,594 in 2017 and continued to experience certain decreases in working capital. As a result, the Company may lack operational fund to continue as a going concern for the next 12 month from the date the financial statement is issued for the period. The Company is evaluating the disposal of certain assets and inventory, raising new capital for future operations, and seeking short-term loans from shareholders or banks. However, there can be no assurance that the Company will be successful in achieving its objectives. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $152,883 and $152,710 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method). Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2017 and 2016, the allowance for obsolete inventory was $800,246 and $741,787 respectively.

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

At December 31, 2017 and 2016, the Company has investments stated at cost method, and further discussions at Note 7.

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

Note 3 - Recently Issued Accounting Pronouncements

Income tax - In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2015-17 is a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that to simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The new standard becomes effective for the Company on December 15, 2017 and it should be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this new standard did not have a material impact to the Company.

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

Note 4 – Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2017, the Company had not experienced any losses on such deposits.

Accounts receivable include amounts due from customers primarily in the manufacturing industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2017, such losses have been within management’s expectations.

For the year ended December 31, 2017, products sold to largest customers accounted for approximately 29% of total revenue. Products purchased from two suppliers accounted for approximately 66% and 28% of the total purchases during the year ended December 31, 2017.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	The year ended December 31,
	2017	2016

Net loss attributable to common stockholders	$(239,594)	$(162,479)

Weighted average common stock outstanding – Basic and diluted	71,883,561	67,448,890

Earnings per share attributable to common stockholder Basic and diluted	$(0.00)	$(0.00)

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2015	171,537
Foreign currency translation, net of taxes	28,586

Balance, December 31, 2016	$200,123

Balance, December 31, 2016	200,123
Foreign currency translation, net of taxes	(60,298)

Balance, December 31, 2017	$139,825

Note 7 - Long Term Investments

	December 31, 2017	December 31, 2016

Cost-method investment – Anteya Technology Corp
Carrying value of investment at the beginning	$-	$-
Share of associate’s loss	-	-
Exchange difference	-	-
Loss on disposal of investments	-	-

Carrying value at the end	-	-

Net value	$-	$-

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

Anteya Technology was given cessation of operations from April 28, 2017. As a result, the investment was fully impaired as of December 31, 2016 and 2017.

Fin-Core (holding roughly 57,000 shares) had no actual operating behavior and the investment was fully impaired as of December 31, 2015 and 2016.

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	December 31, 2017	December 31, 2016

Finished goods	$800,246	$741,787
Allowance for Inventory Valuation and Obsolescence Losses	(800,246)	(741,787)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined the remaining inventory had little-to-no value, thus was fully impaired on December 31, 2017 and 2016.

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2017	2016

Plant and equipment:
Machinery equipment	$173,632	$159,501
Transportation equipment	-	20,946
Office equipment	72,796	66,872
Other	10,016	9,201
Total cost	256,445	256,520

Accumulated depreciation:
Machinery equipment	149,809	136,013
Transportation equipment	-	11,055
Office equipment	66,131	60,535
Other	4,448	2,589
Total accumulated depreciation	229,388	210,192

Plant and equipment – net	$36,057	$46,328

Depreciation was $6,277 and $25,108 for the years ended December 31, 2017 and 2016 respectively.

For expenses related to the acquisition of fixed assets or major renovations to increase the durability of fixed assets are all classified as assets. For recurring expenses, and general maintenance expense are classified as expenses. For fixed assets, the depreciation expense is amortized annually by the straight-line method in accordance with the Taiwanese fixed assets durability schedule.

Note 10 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2014 through 2016  remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. It could also require us to write down our deferred tax assets, which would reduce our net income during the first quarter of fiscal 2018. We cannot determine at this time the amount of any such write down, or the full effects of the Act on our business and financial results. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2015 to 2017.

The income tax provision information is provided as follows:

	For the year ended December 31,
	2017	2016
Component of income (loss) before income taxes:
United States	$(14,325)	$(59,655)
Foreign	(221,871)	(102,824)

Net loss	$(236,196)	$(162,479)
Provision for income taxes
Current
U.S. federal	-	-
State and local	(800)	-
Foreign	(2,598)	$-
Income tax benefit	$(3,398)	$-

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign authorities for income taxes and taxes associated with doing business in the region. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016

Federal income taxes at applicable statutory rates Adjustment resulting from the tax effect of:	$(18,454)	$(105,157)
State income tax	(800)	-
Foreign tax rate differential	8,133	43,343
Decrease in deferred tax assets	(2,598)
Loss with no tax benefit provided	28,550	17,930
Non-deductible expenses and other	(18,229)	43,884

	$(3,398)	$-

As of December 31, 2017, there was gross U.S. federal net operating loss carry forwards of approximately $1,200,000, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future.

The federal net operating losses expire at various dates through 2027 to 2035.

Note 11 - Bank Short Term Debt

	December 31, 2017	December 31, 2016

Bank loan payable to Taiwan banks	$-	$526,591

The Company signed revolving credit agreements with a lending institution for a total amount of NTD$15,800,000 New Taiwan Dollars (US$517,863). The term is from Oct. 24, 2017 to Jan. 23, 2018 and the interest rate 1.91% per annum. The short term debt is secured by:

1.	personal guarantee from directors
2.	the realty property of shareholder

The Company made an overall repayment of the short-term loan on December 5, 2017. There is no more short-term loan as of December 31, 2017.

Note 12 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$163,883) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,424) beginning in July 2016, and fixed for the next 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,506) beginning in July 2017, and fixed for the next 12 months until June 2018. However, the Company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$74,860) on Feb. 13, 2018 and terminated this loan agreement. As a result of the full repayment in Feb 2018, all amounts under the buyback agreement are considered and classified as current liabilities as of December 31, 2017.

Note 13 – Issuance of New Shares and Proceeds

The Company issued a total of 12,825,625 shares of Company common stock to 13 investors at a price per share of US $0.0264 for a total proceeds of US $337,961.13  on October 5, 2017, and a total of 10,000,000 shares of Company common stock to 11 investors at a price per share of US $0.033 for a total proceeds of US $331,895.12 to the Company on November 13, 2017. These proceeds were used for the repayment of the short-term loan and the inter-company loan from its wholly-owned subsidiary, Color Stars, Inc. and fund for operations.

Note 14 – Account Payable, Accrued Expenses and Other Current Liabilities

The Account Payable (AP) of $15,524 as of December 31, 2017 was for the payment due to a PR company.

The Accrued Expenses of $3,708 as of December 31, 2017 consist mainly the salary and health insurance fees.

The Other Current Liabilities of $199,967 as of December 31, 2017 consist mainly the temporary deposit of proceeds from shareholders subscribing new shares.

Note 15 - Geographic Information

Product revenues for the year ended December 31, 2017 and 2016 are as follows:

	2017	2016

Customers based in:
Europe	$10,995	$107,580
Asia	2,337	24,379
United States	5,519	233,244
Others	-	4,650

	$18,851	$369,853

Note 16 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016

Purchase from Anteya Technology Corp	$8,331	$80,091
Rent paid to Mr. Wei-Rur Chen	23,599	44,641

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	December 31, 2017	December 31, 2016
Anteya Technology Corp
Due from affiliate (liabilities)	$(13,774)	$(355)
Mr. Wei-Rur Chen
Payable to Shareholder	$(441,603)	$(74,379)

The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020.

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2017. All transactions were at market-based prices.

Note 17 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at December 31, 2017 are as follows:

For the year ended December 31,

2018	$64,676
2019	47,196
2020	$40,630
Total	152,502

	For the year ended December 31, 2017	Twelve months ended December 31, 2016

Rent expenses	$28,594	$44,641

No

Note 18 - Subsequent Events

On February 5, 2018, the Company completed the sale of a total of 12,000,000 shares of Company common stock to 23 investors at a price per share of US $0.034188 for a total of US $410,256.38 in proceeds to the Company.

On February 14, 2018, Ms. Chiu Mei-Ying resigned as a Director and the Secretary of the Company. Her resignations were not the result of any disagreements with the Company. Effective February 21, 2018, the remaining two directors on the Board of Directors of the Company appointed Mr. Wilson Chen to the Board of Directors to fill the vacancy created by the resignation of Ms. Chiu Mei-Ying

On September 17, 2018, the U.S. Securities and Exchange Commission (“Commission”) announced the temporary suspension of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 18, 2018 and terminating at 11:59 p.m. EDT on October 1, 2018. The Commission temporarily suspended trading in the securities of the Company due to a lack of current and accurate information about the Company because it has not filed certain periodic reports with the Commission. This order was entered pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”) and was accompanied by an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the order and hearing is for the Commission to determine whether it is necessary and appropriate to continue the suspension in the trading of the securities of the Company for a period not exceeding twelve months, or to revoke the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. The Company filed an Answer in the Proceeding on September 26, 2018.

On October 18, 2018, the Company had a pre-hearing telephone conference with the Commission regarding the Proceeding. During the pre-hearing conference, it was agreed that the Commission’s motion for summary disposition against the Company would be due on November 15, 2018; the Company’s opposition brief would be due on December 13, 2018; and that the Commission’s reply brief would be due on December 20, 2018. The Commission has offered the Company the alternative to consent to the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act to avoid the time and cost associated with contesting the Proceeding. If the Company were to consent to the revocation of its registration, the Company would then need to file a registration statement (with two years of audited financials) with the Commission and cause that registration statement to become effective in order to reinstate the registration of the Company’s securities. It is the Company’s understanding from the pre-hearing conference with the Commission that the only remedy the Commission has for delinquent filers such as the Company, even if the filer becomes current by the date of the hearing, is the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. Therefore, the Company cannot provide any assurances that it will be able to avoid the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act due to the Company becoming delinquent in its filings. If the registration of the Company’s securities is revoked, the Company intends to file a registration statement with the Commission to reinstate the registration of the Company’s securities. The Company cannot provide any assurances as to the timing of the filing and effectiveness of such a registration statement.

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

NAME	AGE	OFFICES HELD

Wei-Rur Chen	57	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Wilson Chen	44	Secretary and Director, Chief Strategic Officer

Hsiu-Fu Liu	63	Director

WEI RUR CHEN, age 57, has served as our Chief Executive Officer and President since 2003. Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989. Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

Mr. WILSON CHEN, age 44, serves on the Company’s Board of Directors and Chief Strategic Officer commencing on February 21, 2018. Mr. Chen is the founder and owner of YuSen Int’l Co., Ltd, an import & export and distribution company of kitchen equipment. Mr. Chen is also the co-founder of Wilson Int’l Holding Company. Mr. Chen has worked as the Sr. manager of business development & strategic planning for Xpress Holding (Singapore company) from Jan. 2007 to Dec. 2010. Mr. Chen was the founder and owner of European Imports & Performance (US company) from Dec. 2005 to Oct. 2006. Mr. Chen worked as the associated Asia Pacific business manager for IDEXX, Taiwan (US company) from Jan. 2003 to Mar. 2004 and the sales executive of greater China for Rhodia, Taiwan (French company) from Jan. 1998 to Dec. 2002. Prior to that, Mr. Chen had held various sales positions in Bridgewood Textile, Taiwan, and DaiShong America, USA companies. Mr. Chen graduated from University of Southern California with a Bachelor’s degree of Science, majoring in Economics in 1995 and a Bachelor’s degree of Arts majoring in Architecture from University of Cal Poly Pomona in 1993.

HSIU-FU LIU, age 63 has been serving on our board since December 2008. Mr. Liu currently serves as the chairman of Hsuhta Industrial Group, a company that owns and operates many precision plastic moulding and injection companies in Taiwan and China. Mr. Liu graduated from Hsinchu Technical high school in 1973.

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2017 and 2016 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

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

As the term of the Original Employment Agreement expired, on March 1, 2012, we entered into a new employment agreement (the “Employment Agreement”) with Mr. Chen. The Employment Agreement has a term of five years from the effective date, March 1, 2012, subject to the termination provisions contained therein. Under the Employment Agreement, Mr. Chen shall have such authority and responsibility as may be assigned to him by the Company’s board of directors. Furthermore, under the Employment Agreement, Mr. Chen is subject to certain non-competition, non-solicitation and confidentiality covenants, the terms and conditions of which are described in further detail therein. Pursuant to the Employment Agreement, Mr. Chen shall receive the following compensation in exchange for his services: (i) an annual base salary in the amount of US$120,000.

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

As the Company is undergoing difficult conditions and transforming into other business areas, Mr. Chen was willing to accept a lower compensation with annual salary in total of US$19,666 without any other bonus, vehicle allowance or stock options in 2017. The Company signed an Employment Agreement with Mr. Chen on May 1, 2018 with the same terms and conditions outlined above. The effective date is May 1, 2018 for a term of 5 years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen— CEO,	2017	$19,666	—	—	—	—	—	—	$19,666
President and	2016	$18,586	—	—	—	—	—	—	$18,586
CFO

Mei-Ying (Easter)	2017	$24,582	—	—	—	—	—	—	$24,582
Chiu—Secretary	2016	$24,161	—	—	—	—	—	—	$24,161
and Director

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2017 by:

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

Applicable percentage ownership in the following table is based on 90,274,515 shares of common stock outstanding as of December 31, 2017.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	11,299,800	12.52
Common Stock	Hsui-Fu Liu No. 232, Zhongzheng Rd., Shulin City, Taipei County 238, Taiwan, R.O.C.	Director	4,000,000	4.43
Common Stock	Wilson Chen 8F-5 No. 222, ZhiYu Road Section 1, Taipei, Taiwan	Secretary and Director	100,000	0.11
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	15,399,800	17.06

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases office space from Mr. Wei-Rur Chen. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock. The current term for the lease agreement is from November 2015 to November 2020. During 2017, the Company paid USD $23,599 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2017. All transactions were at market-based prices. For the year ended December 31, 2017, the Company has purchased from Anteya for a total of USD$8,331 and has sold to Anteya for a total of USD$0 of goods and services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Fruci & Associates II, PLLC, the Company’s independent registered public accountant, for fiscal years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees (1)	$0	$0
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)		0
Total Fees paid to auditor	$0	$0

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2017 and 2016.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

xxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxxx

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

ColorStars Group

Dated: November 5, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Wei-Rur Chen	President and Chief Executive Officer	November 5, 2018
Wei-Rur Chen	(principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors

/s/ Hsiu-Fu Liu	Director	November 5, 2018
Hsiu-Fu Liu

/s/ Wilson Chen	Secretary and Director	November 5, 2018
Wilson Chen

