Form 10-Q
period 2018-03-31
ColorStars Group
filed 2018-12-05
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of December 4, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

PART I—FIANCIAL INFORMATION

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

March 31, 2018(Unaudited) and December 31, 2017(Audited)

(in USD)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$368,104	$359,403
Accounts receivable, net of allowance for doubtful accounts of $156,216 at March 31, 2018 and $152,883 at December 31, 2017.	-	-
Prepaid expenses and other current assets	2,663	18,056

Total current assets	370,767	377,459

Equipment, net of accumulated depreciation	36,368	36,057
Other assets	20,741	20,299

Total assets	$427,876	$433,815

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$-	$-
Accounts payable	16,553	15,524
Advance from shareholder	380,115	441,603
Accrued expenses	4,972	3,708
Other current liabilities	58	199,967
Current portion of long term loan	-	87,538

Total current liabilities	401,698	748,340
Long term loan	-	-
Total liabilities	$401,698	748,340
Commitments and contingencies	-	-
Stockholders’ equity
Common Stock ––Par Value $0.001 102,274,515 and 90,274,515 shares issued and outstanding, 450,000,000 shares are authorized at March 31, 2018 and December 31, 2017	102,275	90,275
Additional paid in capital	4,157,518	3,759,260
Accumulated other comprehensive income	137,681	139,825
Accumulated deficit	(4,371,296)	(4,303,885)

Total stockholders’ equity	26,178	(314,525)

Total liabilities and stockholders’ equity	$427,876	$433,815

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended March 31,
	2018	2017

Net sales	$1,185	$16,328
Cost of goods sold	597	12,562

Gross profit	588	3,766
Operating expenses
Selling, general and administrative	36,608	36,308
Bad debt Selling	-	-
Rent	15,566	11,460
Depreciation & Amortization	470	2,057
Research and development	-	-

Total operating expenses	52,644	49,825

Loss from operations	(52,056)	(46,059)

Other expenses
Interest expense (net)	(11,364)	(5,090)
Loss on foreign exchange, net	(3,991)	-
Bad debt recovery	-	3,537
Impairment loss	-	(1,636)

Loss before income tax	(67,411)	(49,248)
Income tax provision	-	-

Net loss	(67,411)	(49,248)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	(2,144)	(43,678)

Comprehensive loss	$(69,555)	$(92,926)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	98,274,515	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

in USD

	Three months ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(67,411)	$(49,248)
Depreciation	470	2,057
Gain on reversal of bad debts	-	(3,537)
Impairment loss	-	1,634
Changes in operating assets and liabilities:
Accounts receivable	-	3,205
Prepaid expenses and other current assets	14,951	(2,993)
Accounts payable	1,028	(18,354)
Accrued expenses	1,264	1,001
Receipts in advance and other current liabilities	(199,909)	60

Cash flows provided by (used for) operating activities	(249,607)	(66,175)

Cash flows from financing activities
Advance from shareholder	96,475	70,910
Repay advance from shareholder	(157,963)	-
Increase (decrease) in short-term loans	(87,538)	(9,952)
Increase (decrease) in capital	410,258	-

Cash flows provided by financing activities	261,232	60,958

Effect of exchange rate changes on cash and cash equivalents	(2,924)	(14,681)

Net increase in cash and cash equivalents	8,701	(19,898)
Beginning cash and cash equivalents	359,403	32,433

Ending cash and cash equivalents	$368,104	$12,535

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$5,090
Tax paid	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2018 and 2017 have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

The balance sheet at December 31, 2017 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2018.

Certain previsouly reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $30,931 and an accumulated deficit of $4,371,296 as of March 31, 2018, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Concentration of Risk

For the three months ended March 31, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of total purchases during the three months ended March 31, 2018.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on March 31, 2018.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2018	December 31, 2017

Finished goods	$817,691	$800,246
Allowance for Inventory Valuation and Obsolescence Losses	(817,691)	(800,246)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined remaining inventory had little-to-no value, thus fully impaired at December 31, 2015.

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2016 through 2018 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the years prior to 2017 (inclusive).

The income tax provision information is provided as follows:

	Three months ended March 31,
	2018	2017
Component of income (loss) before income taxes:
United States	$(15,645)	$(2,000)
Foreign	(51,766)	(47,248)

Net loss	$(67,411)	$(49,248)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	-	-
Income tax benefit(loss)	$-	$-

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign authorities for income taxes and taxes associated with doing business in the region.

Note 7 - Bank Short Term Debt

	March 31, 2018	December 31, 2017
Short term loan	$-	$-

The Company signed revolving credit agreements with a lending institution.. All loans have been fully repaid on December 5 2017.The short term debt is secured by a personal guarantee from directors and the realty property of a spouse of a director. There was no short term loan for the period ended March 31, 2018.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the following 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the following 12 months until June 2018. However, the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement. An imputed effective interest of $11,364 on this pay off was recognized as interest expense for the reporting period ended March 31, 2018.

Note 9 - Geographic Information

Product revenues for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017

Customers based in:
Europe	$-	$9,114
Asia	-	2,206
United States	1,185	5,008
Others	-	-

	$1,185	$16,328

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Purchase from Anteya Technology Corp	$-	$8,091
Rent paid to Mr. Wei-Rur Chen	$-	$11,460

Mr. Chen was willing to exempt the rent payment of the Company for the period ended March 31, 2018, as the Company was going through transformation and seeking new business opportunities.

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	March 31, 2018	March 31, 2017
Anteya Technology Corp
Due (to) from affiliate	$14,075	$13,774
Mr. Wei-Rur Chen
Payable to Shareholder	$(380,115)	$(441,603)

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of March 31, 2018. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the 3 months ended March 31, 2018, advances from Mr. Chen totaled $96,475, and repayment to Mr. Chen totaled $157,963 and the net repayment to Mr. Chen was $61,488. The balance of advance from Mr. Chen was $380,115 as of March 31, 2018,

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at March 31, 2018 are as follows:

For the year ended March 31,2018

2018	44,103
$44,103

	Three months ended March 31,
	2018	2017

Rent expenses	$15,566	$11,460

Note 12 - Issuance of New Shares and Proceeds

The Company issued a total of 12,000,000 shares of Company common stock to 23 investors at a price per share of US $0.034188 for a total proceeds of US $410,256.38 on February 5, 2018. Part of this total proceeds of $199,967 was collected and deposited by the Company in the reporting period ended December 31, 2017 and was recorded as current liabilities. Upon the issuance of these new shares the current liabilities were reduced by the same amount for this reporting period. The proceeds were used for the repayment of the short-term loan and some of the shareholder's personal loan to the Company and fund for operations.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13 - Subsequent Events

The Company evaluated all events subsequent to March 31, 2018 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

On November 10, 2018, Mr. Hsui-Fu Liu resigned as a Director of the Company . His resignation was not the result of any disagreements with the Company.

On November 29, 2018, the remaining two directors on the Board of Directors of the Company appointed Mr. Michael Chung to the Board of Directors to fill the vacancy created by the resignation of Mr. Liu Hsiu-Fu.

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

Overview

(a) Business Overview.

ColorStars Group (“we”, “us”, “our”, the “Company”) was initially incorporated in the Province of Ontario, Canada on January 21, 2005. On November 3, 2005, we converted to a Nevada corporation. We have historically operated as a vertically integrated lighting company that develops light emitting diodes (“LED”) based lighting products for general consumer applications as well as LED lighting products for professional lighting installations. Our LED lighting application development activity has historically ranged from LED packaging to optical lens and heat management, from retrofit LED lamps and bulbs to lighting fixtures designed for general and special lighting applications. Due to evironmental changes in 2018 adversely affecting the LED lighting market, in 2018 the Company began to phase out of the LED lighting market and change its business model into a holding company to acquire and operate other companies. There is no assurance that the Company will be able to acquire any operating companies.

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Net Sales. Net sales decreased to $1,185 for the three months ended March 31, 2018, from $16,328 for the three months ended March 31, 2017. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $597 for the three months ended March 31, 2018, from $12,562 for the three months ended March 31, 2017. The decrease in cost of goods sold was due to the lack of sales.

Gross Profit. Gross profit decreased to $588 for the three months ended March 31, 2018, from $3,766 for the three months ended March 31, 2017. The decrease in gross profit was due to the lack of sales.

Gross Profit Percentage. Gross profit percentage increased to 49.6% for the three months ended March 31, 2018, from 23.1% for the three months ended March 31, 2017. The increase in gross profit percentage was due high margin items sold for smaller quantities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $36,608 for the three months ended March 31, 2018, from $36,308 for the three months ended March 31, 2017. The is only minor increase in selling, general and administrative expenses as the activities for the period is very similar.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended March 31, 2018, from $0 for the three months ended March 31, 2017. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $470 for the three months ended March 31, 2018, from $2,057 for the three months ended March 31, 2017.. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($11,364) for the three months ended March 31, 2018, from $(5,090) for the three months ended March 31, 2017. The increase in interest expense was due to full repayment of the long-term loan.

Net Income (loss). For the three months ended March 31, 2018, we incurred a net loss of $(67,411) as compared to a net loss of $(49,248) for the three months ended March 31, 2017. The decrease in net loss was primarily a result of the lack of total sales and increase in interest expense and loss in foreign exchange.

Financial Condition, Liquidity and Capital Resources

Our historical revenues are primarily derived from the sale of LED devices and systems. Although our historical financial results are mainly dependent on sales, general and administrative, compensation and other operating expenses, our financial results have also been dependent on the level of market adoption of LED technology as well as general economic conditions. As the LED lighting business has become very competitive, the Company has been seeking for other business lines or investment opportunities.

Net cash provided by (used in) operating activities. During the three months ended March 31, 2018, net cash used by operating activities was $(249,607) compared with $(66,175) used in operating activities for the three months ended March 31, 2017. The cash flow used by operating activities in the three months ended March 31, 2018 was primarily the repayment of the long-term loan and interest, and the net loss in operations. The cash flow used in operating activities in the three months ended March 31, 2017 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2018, net cash provided by financing activities was $261,232 compared with $60,958 provided for the three months ended March 31, 2017. The cash flow provided by financing activities in the three months ended March 31, 2018 was primarily the proceeds from issuance of new shares. The cash flow provided by financing activities in the three months ended March 31, 2017 was primarily from the advance of shareholders.

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

Related Party Transactions

Please refer to Note 10 in the Financial Statement protion above for all related party transactions.

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

Dated: December 4, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

