Form 10-Q
period 2018-06-30
ColorStars Group
filed 2018-12-10
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of December 10, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

June 30, 2018(Unaudited) and December 31, 2017(Audited)

(in USD)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$195,918	$359,403
Accounts receivable, net of allowance for doubtful accounts of $148,839 at June 30, 2018 and $152,883 at December 31, 2017	-	-
Prepaid expenses and other current assets	2,949	18,056

Total current assets	198,867	377,459

Equipment, net of accumulated depreciation	34,217	36,057
Other assets	9,257	20,299

Total assets	$242,341	$433,815

Liabilities and stockholders’ equity
Current liabilities:
Short term loan	$-	$-
Accounts payable	16,132	15,524
Advance from shareholder	265,844	441,603
Accrued expenses	4,956	3,708
Other current liabilities	168	199,967
Current portion of long term loan	-	87,538

Total current liabilities	287,100	748,340
Long term loan	-	-
Total liabilities	$287,100	748,340
Commitments and contingencies	-	-
Stockholders’ equity
Common Stock –Par Value $0.001 102,274,515 and 90,274,515 shares issued and outstanding, 450,000,000 shares are authorized at June 30, 2018 and December 31, 2017	102,275	90,275
Additional paid in capital	4,157,518	3,759,260
Accumulated other comprehensive income	147,200	139,825
Accumulated deficit	(4,451,752)	(4,303,885)

Total stockholders’ equity	(44,759)	(314,525)
		-
Total liabilities and stockholders’ equity	$242,341	$433,815

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended June 30,
	2018	2017

Net sales	$-	$1,992
Cost of goods sold	-	1,526

Gross profit	-	466
Operating expenses
Selling, general and administrative	77,717	84,220
Rent	1,548	11,912
Depreciation & Amortization	448	1,802

Total operating expenses	79,713	97,934

Loss from operations	(79,713)	(97,468)

Other income/(expense)
Interest expense (net)	25	(5,450)
Loss on foreign exchange, net	(5)	-
Bad debt recovery	-	6,085
Gain on reversal of impairment loss	-	1,361

Loss before income tax	(79,693)	(95,472)
Income tax provision	(800)	(3,335)

Net loss	(80,493)	(98,807)

Other comprehensive loss:
Foreign currency translation gain	9,519	1,715

Comprehensive loss	$(70,974)	$(97,092)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Six months ended June 30,
	2018	2017

Net sales	$1,182	$18,597
Cost of goods sold	595	14,301

Gross profit	587	4,296
Operating expenses
Selling, general and administrative	114,365	119,938
Rent	17,077	23,364
Depreciation & Amortization	918	3,864

Total operating expenses	132,360	147,166

Loss from operations	(131,773)	(142,870)

Other income/(expenses)
Interest expense (net)	(11,308)	(10,533)
Loss on foreign exchange	(3,986)	-
Bad debt recovery	-	9,573
Impairment loss	-	(333)

Loss before income tax	(147,067)	(144,163)
Income tax provision	(800)	(3,335)

Net loss	(147,867)	(147,498)

Other comprehensive loss:
Foreign currency translation gain(loss)	7,375	(42,805)

Comprehensive loss	$(140,492)	$(190,303)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	100,274,515	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For six months ended June 30,
	2018	2017

Cash flows from operating activities
Net (loss)	$(147,867)	$(147,498)
Depreciation	918	3,864
Gain on reversal of bad debts	-	(9,573)
Impairment loss	-	333
Changes in operating assets and liabilities:
Accounts receivable	-	7,811
Prepaid expenses and other current assets	26,149	2,946
Accounts payable	608	(29,476)
Accrued expenses	1,248	(3,546)
Receipts in advance and other current liabilities	(199,799)	(3,862)

Cash flows provided by (used for) operating activities	(318,743)	(179,001)

Cash flows from financing activities
Advance from shareholder	91,919	214,256
Repay advance from shareholder	(267,678)	-
Increase (decrease) in long-term loans	(87,538)	(42,627)
Increase (decrease) in capital	410,258	-

Cash flows provided by financing activities	146,961	171,629

Effect of exchange rate changes on cash and cash equivalents	8,297	(13,123)

Net decrease in cash and cash equivalents	(163,485)	(20,495)
Beginning cash and cash equivalents	359,403	32,433

Ending cash and cash equivalents	$195,918	$11,938

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$10,537
Tax paid	$800	$800

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

The company will be transformed into a holding company due to environmental changes at 2018. The company is seeking Investment opportunities in various business lines, including solar power projects, waste tire to oil systems, and LNG trading projects.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and six months ended June 30, 2018 and 2017 have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

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

Certain previously reported amounts have been reclassified to conform to current-period presentation, although no net effect on the previously-reported financial information

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $88,233 and an accumulated deficit of $4,451,752 as of June 30, 2018, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Concentration of Risk

For the six months ended June 30, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of the total purchases during the six months ended June 30, 2018.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on June 30, 2018.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2018	December 31, 2017

Finished goods	$779,077	$800,246
Allowance for Inventory Valuation and Obsolescence Losses	(779,077)	(800,246)
Total	$-	$-

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

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Component of income (loss) before income taxes:
United States	$(41,956)	$(19,425)	$(57,601)	$(21,425)
Foreign	(37,737)	(76,047)	(89,466)	(122,738)

Net loss before taxes	$(79,693)	$(95,472)	$(147,067)	$(144,163)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	(800)	(800)	(800)	(800)
Foreign	-	(2,535)	-	(2,535)
Income tax benefit(loss)	$(800)	$(3,335)	$(800)	$(3,335)

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign thorities for income taxes and taxes associated with doing business in the region.

Note 7 - Bank Short Term Debt

	June 30, 2018	December 31, 2017
Short term loan	$-	$-

The Company signed revolving credit agreements with a lending institution.. All loans were fully repaid on December 5, 2017.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the following 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the following 12 months until June 2018. However, the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement. An imputed effective interest of $11,364 on this pay off was recognized as interest expense for the reporting period ended March 31, 2018. There is no more long term loans for the three months ended June 30, 2018.

Note 9 - Geographic Information

Product revenues for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Customers based in:
Europe	$-	$1,627	$-	$10,885
Asia	-	-	-	2,249
United States	-	365	1,182	5,463
Others	-	-	-	-

	$-	$1,992	$1,182	$18,597

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017

Purchase from Anteya Technology Corp	$-	$8,248
Rent paid to Mr. Wei-Rur Chen	$-	$23,363

Mr. Chen was willing to exempt the rent payment of the Company for the 6-month period ended June 30, 2018, as the Company was going through transformation and seeking new business opportunities. The rent payment will be forgiven only for the 9-month period ended September 30, 2018.

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	June 30, 2018	December 31, 2017
Anteya Technology Corp
Due (to) from affiliate	$13,410	$13,774
Mr. Wei-Rur Chen
Payable to Shareholder	$(265,844)	$(441,603)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of June 30, 2018. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the six months ended June 30, 2018, advances from Mr. Chen was $91,919 and repayment to Mr. Chen totaled $267,678 and the net repayment was $175,759. The balance of advance from Mr. Chen was $265,844 as of June 30, 2018.

Note 11 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at June 30, 2018 are as follows:

For the year ended December 31

2018	24,450
2019	$48,900

	Six months ended June 30,
	2018	2017

Rent expenses	$17,077	$23,364

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

Note 13 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2018 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

On November 29, 2018, the remaining two directors on the Board of Directors of the Company appointed Mr. Michael W. Chung to the Board of Directors to fill the vacancy created by the resignation of Mr. Liu Hsiu-Fu.

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

Overview

(a) Business Overview.

ColorStars Group (“we”, “us”, “our”, the “Company”) was initially incorporated in the Province of Ontario, Canada on January 21, 2005. On November 3, 2005, we converted to a Nevada corporation. We have historically operated as a vertically integrated lighting company that develops light emitting diodes (“LED”) based lighting products for general consumer applications as well as LED lighting products for professional lighting installations. Our LED lighting application development activity has historically ranged from LED packaging to optical lens and heat management, from retrofit LED lamps and bulbs to lighting fixtures designed for general and special lighting applications. Due to environmental changes in 2018 adversely affecting the LED lighting market, in 2018 the Company began to phase out of the LED lighting market and change its business model into a holding company to acquire and operate other companies. There is no assurance that the Company will be able to acquire any operating companies.

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Net Sales. Net sales decreased to $0 for the three months ended June 30, 2018, from $1,992 for the three months ended June 30, 2017. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the three months ended June 30, 2018 from $1,526 for the three months ended June 30, 2017. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $0 for the three months ended June 30, 2018 from $466 for the three months ended June 30, 2017. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage decreased to 0% for the three months ended June 30, 2018 from 23.39% for the three months ended June 30, 2017. The decrease in gross profit percentage was due to no sales for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $77,717 for the three months ended June 30, 2018 from $84,220 for the three months ended June 30, 2017. The decrease in selling, general and administrative expenses is primarily related to employee lay-off expense during the 2017 period.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended June 30, 2018 as compared to $0 for the three months ended June 30, 2017. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $448 for the three months ended June 30, 2018 from $1,802 for the three months ended June 30, 2017. The decrease in depreciation and amortization was mainly due to the decrease of asset value over time.

Interest Expense. Interest expense decreased to $25 for the three months ended June 30, 2018 from ($5,450) for the three months ended June 30, 2017. The decrease in interest expense was due to overall repayment of long term loan.

Net Income (loss). For the three months ended June 30, 2018, we incurred a net loss of $(80,493) as compared to a net loss of $(98,807) for the three months ended June 30, 2017. The decrease in net loss was primarily a result of decrease in selling, general and administrative and rent expenses.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Net Sales. Net sales decreased to $1,182 for the six months ended June 30, 2018, from $18,597 for the six months ended June 30, 2017. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $595 for the six months ended June 30, 2018 from $14,301 for the six months ended June 30, 2017. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $587 for the six months ended June 30, 2018 from $4,296 for the six months ended June 30, 2017. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage increased to 49.66% for the six months ended June 30, 2018 from 23.1% for the six months ended June 30, 2017. The increase in gross profit percentage was primarily due to higher margin products were sold for the period in 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 114,365 or the six months ended June 30, 2018 from $119,938 for the six months ended June 30, 2017. The decrease in selling, general and administrative expenses is primarily due to decrease in staff head count.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $918 for the six months ended June 30, 2018 from $3,864 for the six months ended June 30, 2017. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($11,308) for the six months ended June 30, 2018 from ($10,533) for the six months ended June 30, 2017. The increase in interest expense was due to accelerated repayment of the long-term loan.

Net Income (loss). For the six months ended June 30, 2018, we incurred a net loss of $(147,867) as compared to a net loss of $(147,498) for the six months ended June 30, 2017. The increase in net loss is mainly due to decrease in net sales and gross profit.

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

Net cash provided by (used in) operating activities. During the six months ended June 30, 2018, net cash used in operating activities was ($318,743) compared with $(179,001) used in operating activities for the six months ended June 30, 2017. The cash flow used in operating activities in the six months ended June 30, 2018 was primarily the result of net loss in operations and receipts in advance and other current liabilities. The cash flow used in operating activities in the six months ended June 30, 2017 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2018, net cash provided by financing activities was $146,961 compared with $171,629 provided by investing activities for the six months ended June 30, 2017.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $0 and $23,363 for the six months ended June 30, 2018 and 2017, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

Dated: December 10, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

