Form 10-Q
period 2018-09-30
ColorStars Group
filed 2018-12-13
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of December 13, 2018, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

September 30, 2018(Unaudited) and December 31, 2017(Audited)

(in USD)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and equivalents	$163,500	$359,403
Accounts receivable, net of allowance for doubtful accounts of $148,884 at September 30, 2018 and $152,883 at December 31, 2017	-	-
Prepaid expenses and other current assets	3,048	18,056

Total current assets	166,548	377,459

Equipment, net of accumulated depreciation	33,830	36,057
Other assets	9,260	20,299

Total assets	$209,638	$433,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	65,103	15,524
Advance from shareholder	265,923	441,603
Accrued expenses	4,486	3,708
Other current liabilities	55	199,967
Current portion of long term loan	-	87,538

Total current liabilities	335,567	748,340
Total liabilities	$335,567	748,340
Commitments and contingencies	-	-
Stockholders’ equity
Common Stock –Par Value $0.001 102,274,515 and 90,274,515 shares issued and outstanding, 450,000,000 shares are authorized at September 30, 2018 and December 31, 2017	102,275	90,275
Additional paid in capital	4,157,518	3,759,260
Accumulated other comprehensive income	146,445	139,825
Accumulated deficit	(4,532,167)	(4,303,885)

Total stockholders’ equity	(125,929)	(314,525)
		-
Total liabilities and stockholders’ equity	$209,638	$433,815

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended September 30,
	2018	2017

Net sales	$-	$-
Cost of goods sold	-	-

Gross profit	-	-
Operating expenses
Selling, general and administrative	80,625	41,867
Rent	-	-
Depreciation & Amortization	395	1,803

Total operating expenses	81,020	43,670

Loss from operations	(81,020)	(43,670)

Other income (expense)
Interest expense (net)	-	(5,385)
Bad debt recovery	-	(4,213)

Loss before income tax	(81,020)	(53,268)

Net loss	(81,020)	(53,268)

Other comprehensive loss:
Foreign currency translation gain (loss)	(755)	(3,715)

Comprehensive loss	$(81,775)	$(56,983)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Nine months ended September 30,
	2018	2017

Net sales	$1,167	$18,713
Cost of goods sold	588	14,390

Gross profit	579	4,323
Operating expenses
Selling, general and administrative	194,790	161,911
Rent	16,860	23,508
Depreciation & Amortization	1,311	5,667

Total operating expenses	212,961	191,086

Loss from operations	(212,382)	(186,763)

Other income (expenses)
Interest expense (net)	(11,165)	(15,912)
Loss on foreign exchange	(3,935)	-
Bad debt recovery	-	5,475
Impairment loss	-	(335)

Loss before income tax	(227,482)	(197,535)
Income tax provision	(800)	(3,357)

Net loss	(228,282)	(200,892)

Other comprehensive loss:
Foreign currency translation gain(loss)	6,620	(45,062)

Comprehensive loss	$(221,662)	$(245,954)
Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	100,941,182	67,448,890

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For nine months ended September 30,
	2018	2017

Cash flows from operating activities
Net (loss)	$(228,282)	$(200,892)
Depreciation	1,311	5,666
Gain on reversal of bad debts	-	(5,475)
Impairment loss	-	335
Changes in operating assets and liabilities:
Accounts receivable	-	5,475
Prepaid expenses and other current assets	26,047	5,096
Accounts payable	49,579	(29,701)
Accrued expenses	778	(8,651)
Receipts in advance and other current liabilities	(199,911)	273,614

Cash flows provided by (used for) operating activities	(350,478)	45,467

Cash flows from financing activities
Advance from shareholder	91,919	310,515
Repay advance from shareholder	(267,678)	-
Increase (decrease) in short-term loans		(26,543)
Increase (decrease) in long-term loans	(87,538)	(45,208)
Increase (decrease) in capital	410,258	-

Cash flows provided by financing activities	146,961	238,764

Effect of exchange rate changes on cash and cash equivalents	7,614	(11,140)

Net decrease in cash and cash equivalents	(195,903)	273,091
Beginning cash and cash equivalents	359,403	32,433

Ending cash and cash equivalents	$163,500	$305,524

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$15,917
Tax paid	$800	$800

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017 have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2018.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $169,019 and an accumulated deficit of $4,532,167 as of September 30, 2018, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company need to raise additional capital from external sources or from shareholder loans to support it operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Concentration of Risk

For the nine months ended September 30, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of the total purchases during the nine months ended September 30, 2018.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on September 30, 2018.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2018	December 31, 2017

Finished goods	$779,309	$800,246
Allowance for Inventory Valuation and Obsolescence Losses	(779,309)	(800,246)
Total	$-	$-

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

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Component of income (loss) before income taxes:
United States	$(60,105)	$(3,735)	$(117,706)	$(25,160)
Foreign	(20,915)	(49,533)	(109,776)	(172,375)

Net loss before taxes	$(81,020)	$(53,268)	$(227,482)	$(197,535)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	(800)	(800)
Foreign	-	-	-	(2,557)
Income tax benefit(loss)	$-	$-	$(800)	$(3,357)

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign thorities for income taxes and taxes associated with doing business in the region.

Note 7 - Bank Short Term Debt

	September 30, 2018	December 31, 2017
Short term loan	$-	$-

The Company signed revolving credit agreements with a lending institution.. All loans were fully repaid on December 5, 2017.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the following 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the following 12 months until June 2018. However, the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement. An imputed effective interest of $11,364 on this pay off was recognized as interest expense for the reporting period ended March 31, 2018. There is no more long term loans for the three months ended September 30, 2018.

Note 9 - Geographic Information

Product revenues for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Customers based in:
Europe	$-	$-	$-	$10,953
Asia	-	-	-	2,263
United States	-	-	1,167	5,497
Others	-	-	-	-

	$-	$-	$1,167	$18,713

Note 10 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017

Purchase from Anteya Technology Corp	$-	$8,299
Rent paid to Mr. Wei-Rur Chen	$-	$23,508

Mr. Chen was willing to exempt the rent payment of the Company for the 6-month period ended September 30, 2018, as the Company was going through transformation and seeking new business opportunities. The rent payment will be forgiven only for the 9-month period ended September 30, 2018.

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	September 30, 2018	December 31, 2017
Anteya Technology Corp
Due (to) from affiliate	$13,414	$13,774
Mr. Wei-Rur Chen
Payable to Shareholder	$(265,923)	$(441,603)

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of September 30, 2018. All transactions were at market-based prices.

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the nine months ended September 30, 2018, advances from Mr. Chen was $91,919 and repayment to Mr. Chen totaled $267,678 and the net repayment was $175,759. The balance of advance from Mr. Chen was $265,923 as of September 30, 2018.

Note 11 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The minimum future rental payments due under non-cancelable operating leases with remaining terms at September 30, 2018 are as follows:

For the year ended December 31

2018	12,225
2019	$48,900

	Nine months ended September 30,
	2018	2017

Rent expenses	$16,860	$23,508

Note 12 - Issuance of New Shares and Proceeds

The Company issued a total of 12,000,000 shares of Company common stock to 23 investors at a price per share of US $0.034188 for a total proceeds of US $410,256.38 on February 5, 2018. Part of this total proceeds of $199,967 was collected and deposited by the Company in the reporting period ended December 31, 2017 and was recorded as current liabilities. Upon the issuance of these new shares the current liabilities were reduced by the same amount for this reporting period. The proceeds were used for the repayment of the short-term loan and some of the shareholder’s personal loan to the Company and fund for operations.

Note 13 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2018 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

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

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30,  2017

Net Sales. Net sales decreased to $0 for the three months ended September 30, 2018, from $0 for the three months ended September 30, 2017. The lack of sales for both periods was due to global competition and lack of new products launching these periods.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. There was no cost of goods sold as no sales was made for both peiods of 2017 and 2018.

Gross Profit. Gross profit decreased to $0 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. There was no gross profit as no sales was made for both peiods of 2017 and 2018.

Gross Profit Percentage. Gross profit percentage was 0% for the three months ended September 30, 2018 and three months ended September 30, 2017. The gross profit percentage was 0% as no sales was made for both periods of 2017 and 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $80,625 for the three months ended September 30, 2018 from $41,867 for the three months ended September 30, 2017. The increase in selling, general and administrative expenses is primarily related to the professional fees for the review and audit of multiple periods of fiscal years of 2016 and 2017, during the 2018 period.

Depreciation and Amortization. Depreciation and amortization decreased to $395 for the three months ended September 30, 2018 from $1,803 for the three months ended September 30, 2017. The decrease in depreciation and amortization was mainly due to the decrease of asset value over time.

Interest Expense. Interest expense decreased to $0 for the three months ended September 30, 2018 from ($5,385) for the three months ended September 30, 2017. The decrease in interest expense was due to overall repayment of long term loan.

Net Income (loss). For the three months ended September 30, 2018, we incurred a net loss of $(81,020) as compared to a net loss of $(53,268) for the three months ended September 30, 2017. The increase in net loss was primarily a result of increase in selling, general and administrative and interest expenses.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Net Sales. Net sales decreased to $1,167 for the nine months ended September 30, 2018, from $18,713 for the nine months ended September 30, 2017. The decrease in sales was due to global competition and lack of new products launching this period.

Cost of Goods Sold. Cost of goods sold decreased to $588 for the nine months ended September 30, 2018 from $14,390 for the nine months ended September 30, 2017. The decrease in cost of goods sold was primarily due to the decrease in overall sales.

Gross Profit. Gross profit decreased to $579 for the nine months ended September 30, 2018 from $4,323 for the nine months ended September 30, 2017. The decrease in gross profit was primarily due to the decrease in overall sales.

Gross Profit Percentage. Gross profit percentage increased to 49.61% for the nine months ended September 30, 2018 from 23.1% for the nine months ended September 30, 2017. The increase in gross profit percentage was primarily due to higher margin products were sold for the period in 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $194,790 or the nine months ended September 30, 2018 from $161,911 for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses is primarily related to the professional fees for the review and audit of multiple periods of fiscal years of 2016 and 2017, during the 2018 period..

Depreciation and Amortization. Depreciation and amortization decreased to $1,311 for the nine months ended September 30, 2018 from $5,667 for the nine months ended September 30, 2017. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to ($11,165) for the nine months ended September 30, 2018 from ($15,912) for the nine months ended September 30, 2017. The decrease in interest expense was due to repayment of the long-term and short-term loans.

Net Income (loss). For the nine months ended September 30, 2018, we incurred a net loss of $(228,282) as compared to a net loss of $(200,892) for the nine months ended September 30, 2017. The increase in net loss is mainly due to increase in selling, general and administrative, interest, and rent expenses.

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

Net cash provided by (used in) operating activities. During the nine months ended September 30, 2018, net cash used in operating activities was ($350,478) compared with $45,467 used in operating activities for the nine months ended September 30, 2017. The cash flow used in operating activities in the nine months ended September 30, 2018 was primarily the result of net loss in operations and receipts in advance and other current liabilities. The cash flow used in operating activities in the nine months ended September 30, 2017 was primarily the result of the Company’s increase in accounts payable payments and operating net loss.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2018, net cash provided by financing activities was $146,961 compared with $238,764  provided by investing activities for the nine months ended September 30, 2017.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $45,000. Rent payments were $0 and $23,363 for the nine months ended September 30, 2018 and 2017, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

Dated: December 13, 2018	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

