Form 10-K
period 2018-12-31
ColorStars Group
filed 2019-04-12
CIK 1418780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

(+886) 2-8667-6600

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) or the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes [  ] No [X]

As of June 30, 2018, the registrant had 102,274,515 shares of Common Stock, $0.001 par value, issued and outstanding. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2018 was $22,627,802.

As of March 28, 2019, the registrant had 102,274,515 shares of Common Stock, $0.001 par value, issued and outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

COLORSTARS GROUP

2018 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2018 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Overview

The Company, through its wholly owned subsidiary, has historically been primarily engaged in manufacturing, designing and selling light-emitting diode (“LED”) and lighting equipment. We developed and retrofitted LED lamps and bulbs for lighting fixtures designed for general and special lighting applications. Our website can be found at www.colorstarsgroup.com and www.colorstars.com.

As LED lighting business has become very competitive, during 2017 the Company began planning for a transformation into a holding company to seek investment opportunities in other business lines.

Products

ColorStars’ historical line of products included a variety of lighting product lines and technologies for consumer and commercial applications. As we have stopped designing and manufacturing new products since late 2017, the company is mainly selling the inventory while there is a need from the customers. The company has been negotiating the transfer of the tehcnology to an enitity in the Kingdom of Saudi Arabia and form a joint venture for the continuation of the LED lighting product lines.

Manufacturers

The Company currently has no manufacturing activities in the LED ligthing product lines and is only selling the existing inventory on demand.

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

We are not dependent on, nor expect to become dependent on, any one or a limited number of suppliers for essential raw materials or other items. Our manufacturing operations, which are outsourced to various companies, are located in Taiwan where there is an extensive infrastructure of companies supplying raw materials to the LED lighting industry. As the company is transforming to a holding company there is none or limited manufacturng activities in 2018.

Customers

We have historically sold our products primarily to professional wholesale lighting distribution companies, some of whom are companies with many years of experience distributing traditional lighting products and some of whom are strictly distributors of LED lighting products and have fewer years of experience. We also distribute our LED lighting to lighting engineers engaged in specific lighting projects. Typically, we do not sell our products directly to end-users. O

As the company is transforming to a holding company and seeking a joint venture for the continuation of the LED lighting product lines. The company will also re-direct its customers to this joint venture company in the very near future.

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

Strategy

As low-priced competitors from China greatly affected our 2018 performance, we have been more conservative in selecting projects and have attempted to avoid transactions with low margins and high risk. We have also decreased our promotional and selling expenses, such as costs associated with attending trade shows. Further, we have decided not to sell our products through retail channels, since payment terms can be long, and the shelf life of our products may be limited as less expensive products follow us into the same stores.

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

Environmental Regulations

Our products are subject to the ENERGY STAR program. ENERGY STAR is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy helping us all save money and protect the environment through energy efficient products and practices. The Energy Star is awarded to only certain bulbs that meet strict efficiency, quality, and lifetime criteria.

Employees

As of December 31, 2018, we had a total of 2 full-time employees and 1 part-time employee. There are no collective bargaining agreements between us and our employees. We do not have any supplemental benefits or incentive arrangements for employees at the present time.

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

On October 18, 2018, the Company had a pre-hearing telephone conference with the Commission regarding the Proceeding. During the pre-hearing conference, it was agreed that the Commission’s motion for summary disposition against the Company was due on November 15, 2018; the Company’s opposition brief was due on December 13, 2018; and that the Commission’s reply brief was due on December 20, 2018, and such filings were made. The Commission offered the Company the alternative to consent to the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act to avoid the time and cost associated with contesting the Proceeding. If the Company were to consent to the revocation of its registration, the Company would then need to file a registration statement (with two years of audited financials) with the Commission and cause that registration statement to become effective in order to reinstate the registration of the Company’s securities. It is the Company’s understanding from the pre-hearing conference with the Commission that the only remedy the Commission has for delinquent filers such as the Company, even if the filer becomes current by the date of the hearing, is the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. Therefore, the Company cannot provide any assurances that it will be able to avoid the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act due to the Company becoming delinquent in its filings. If the registration of the Company’s securities is revoked, the Company intends to file a registration statement with the Commission to reinstate the registration of the Company’s securities. The Company cannot provide any assurances as to the timing of the filing and effectiveness of such a registration statement.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was trading on the OTC Bulletin Board under the symbol “CSTU”. On September 17, 2018, the U.S. Securities and Exchange Commission (“Commission”) announced the temporary suspension of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 18, 2018. The Commission temporarily suspended trading in the securities of the Company due to a lack of current and accurate information about the Company because it has not filed certain periodic reports with the Commission. This order was entered pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”) and was accompanied by an Order Instituting Administrative Proceedings and Notice of Hearing pursuant to Section 12(j) of the Exchange Act. The stated purpose of the order and hearing is for the Commission to determine whether it is necessary and appropriate to continue the suspension in the trading of the securities of the Company for a period not exceeding twelve months, or to revoke the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. The Company filed an Answer in the Proceeding on September 26, 2018.

The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High		Low

Year Ended December 31, 2018
First Quarter		$1.05		$0.251
Second Quarter		$1.03		$0.101
Third Quarter		$0.255		$0.11
Fourth Quarter (Trading Suspended)	$	N.A.	$	N.A.

	High	Low

Year Ended December 31, 2017
First Quarter	$0.02	$0.011
Second Quarter	$0.039	$0.019
Third Quarter	$0.382	$0.023
Fourth Quarter	$1.25	$0.11

Security Holders

As of December 31, 2018, there were 555 record holders of 102,274,515 shares of our Common Stock

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

Common Stock

The authorized capital stock of our Company consists of 450,000,000 shares of Common Stock, par value $0.001 per share, of which there are 102,274,515 issued and outstanding as of December 31, 2018.

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

Net cash (used in) provided by operating activities. During the fiscal year ended December 31, 2018, net cash used in operating activities was $(500,320) compared with $(73,744) used in operating activities for the fiscal year ended December 31, 2017. The cash flow used in operating activities in the fiscal year ended December 31, 2018 was primarily the result of increase in net loss and decrease in accounts payable and transfer of temporarily held proceeds from new issuance of shares. The cash flow used in operating activities in the fiscal year ended December 31, 2017 was primarily the result of net loss and accounts payable.

Net cash (used in) provided by investing activities. During the fiscal year ended December 31, 2018, net cash used in investing activities was $0 compared with $7,917 used in investing activities for the fiscal year ended December 31, 2017.

Net cash (used in) provided by financing activities. During the fiscal year ended December 31, 2018, net cash provided by financing activities was $159,400 compared with $403,307 provided by financing activities for the fiscal year ended December 31, 2017. Net cash flow generated in financing activities in the fiscal year ended December 31, 2018 was primarily from the completion of a private placement of Company common stock in February 2018 resulting in $410,258 of proceeds to the Company  and the Company made a repayment of $260,818 to shareholder loans. Net cash flow generated in financing activities in the fiscal year ended December 31, 2017 was primarily from the completion of a private placement of Company common stock in November 2017 resulting in $669,856 of proceeds to the Company.

The Company needs to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

(b)	Results of operations.

Comparison of Fiscal Year Ended December 31, 2018 to Fiscal Year Ended December 31, 2017

Net Sales. Net sales decreased to $3,291 for the year ended December 31, 2018 from $18,851 for the year ended December 31, 2017. The decrease in sales was due to market share loss and uncompetitive product range.

Cost of Goods Sold. Cost of goods sold decreased to $583 for the year ended December 31, 2018 from $21,840 for the year ended December 31, 2017. The decrease in cost of goods sold was due to decrease in overall sales.

Gross Profit. Gross profit increased to $2,708 for the year ended December 31, 2018 from $(2,989) for the year ended December 31, 2017. The increase was due to reclaim of written-off inventory items. The Company’s gross profit margin percentage increased to 82.28% for the year ended December 31, 2018 compared to (15.86)% for the year ended December 31, 2017. The increase in gross profit margin is due to reclaim of written-off inventory items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $321,918 for the year ended December 31, 2018 from $219,159 for the year ended December 31, 2017. The increase in selling, general and administrative expenses was primarily related to payment of professional fees for the review and audit of fiscal years of 2015, 2016 and 2017. The total professional fees paid in 2018 for such reviews and audits was $180,353.

Research and Development. R&D expense was $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017.

Depreciation, Amortization, and Depletion. Depreciation, amortization, and depletion decreased to $1,704 for the year ended December 31, 2018 from $6,277 for the year ended December 31, 2017, mainly due to less overall value of fixed property after years of use.

Interest Expense. Interest expense decreased to $11,077 for the year ended December 31, 2018 compared with $20,627 for the year ended December 31, 2017. The decrease in interest expense was due to decrease of a long-term loan.

Net Loss. For the year ended December 31, 2018, we incurred a net loss of $(334,986) as compared to a net loss of $(239,594) for the year ended December 31, 2017. The net loss was primarily a result of insufficient revenue from sales and low profit margin due to competition and price erosion.

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

(d)	Contractual Obligations.

Below is a table which presents our contractual obligations and commitments as of December 31, 2018:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases(1)	47,916	36,626	0	0
Total contractual cash obligations	47,916	36,626	0	0

(1) Operating Leases: Office leases (main office) in Taiwan.

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

December 31, 2018

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ColorStars Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ColorStars Group (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses resulting in increased working capital deficits and lack of operational funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2017.

Spokane, Washington
April 12, 2019

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

(IN US$)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and equivalents	$18,054	$359,403
Accounts receivable, net of allowance for doubtful accounts of $148,336 at December 31, 2018 and $152,883 at December 31, 2017.	-	-
Prepaid expenses and other current assets	3,025	18,056

Total current assets	21,079	377,459

Equipment, net of accumulated depreciation	41,554	44,554
Other assets	982	11,802

Total assets	$63,615	$433,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	20,537	15,524
Advance from shareholder	269,198	441,603
Accrued expenses- related party	5,614	3,708
Other current liabilities	159	199,967
Notes Payable - Current	-	87,538

Total current liabilities	295,508	748,340

Total liabilities	$295,508	$748,340

Commitments and contingencies	-	-

Stockholders’ equity
Common Stock –Par Value $0.001 102,274,515 and 90,274,515 shares issued and outstanding, 450,000,000 shares are authorized at December 31, 2018 and December 31, 2017	102,275	90,275
Additional paid in capital	4,157,518	3,759,260
Accumulated other comprehensive income	147,185	139,825
Accumulated deficit	(4,638,871)	(4,303,885)

Total stockholders equity	(231,893)	(314,525)

Total liabilities and stockholders’ equity	$63,615	$433,815

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN US$)

	For the year ended December 31,
	2018	2017

Net sales	$3,291	$18,851
Cost of goods sold	583	21,840

Gross profit	2,708	(2,989)
Operating expenses
Selling, general and administrative	111,149	151,658
Professional fees	180,353	32,630
Rent	28,712	28,594
Depreciation & Amortization	1,704	6,277

Total operating expenses	321,918	219,159

Loss from operations	(319,210)	(222,148)

Other income (expenses)
Interest expense (net)	(11,077)	(20,627)
Loss on impairment of investments	-	7,058
Gain (loss) on foreign exchange, net	(3,906)	-
Gain on reversal of bad debts	-	12,982
Other income	7	15,595
Other expenses	-	(29,056)

Loss before income tax	(334,186)	(236,196)
Income tax benefit (expense)	(800)	(3,398)

Net loss	(334,986)	(239,594)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	101,274,515	71,883,561
Comprehensive gain/(loss):
Net loss	(334,986)	(239,594)
Other comprehensive loss:
Foreign currency translation gain(loss), net of taxes	7,360	(60,298)
Comprehensive loss	$(327,626)	$(299,892)

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2016	67,448,890	$67,449	$3,112,230	$(4,064,291)	$200,123	$(684,489)
Capital increase	22,825,625	22,826	647,030	-	-	669,856
Foreign currency translation	-	-	-	-	(60,298)	(60,298)
Net loss	-	-	-	(239,594)	-	(239,594)

Balance, December 31, 2017	90,274,515	$90,275	$3,759,260	$(4,303,885)	$139,825	$(314,525)
Capital increase	12,000,000	12,000	398,258	-	-	410,258
Foreign currency translation	-	-	-	-	7,360	7,360
Net loss	-	-	-	(334,986)	-	(334,986)

Balance, December 31, 2018	102,274,515	$102,275	$4,157,518	$(4,638,871)	$147,185	$(231,893)

The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN US$)

	For the year ended December 31,
	2018	2017

Cash flows from operating activities
Net (loss)	$(334,986)	$(239,594)
Depreciation and amortization	1,704	6,277
Loss on disposal of investments	-	(7,058)
Gain on reversal of bad debts		(12,982)
Accounts receivable		12,982
Prepaid expenses and other current assets	25,851	24,080
Accounts payable	5,013	(29,444)
Accrued expenses	1,906	(8,807)
Receipts in advance and other current liabilities	(199,808)	180,802

Cash flows ( used in ) operating activities	(500,320)	(73,744)

Cash flows from investing activities
Sale of fixed assets	-	7,917

Cash provided by investing activities	-	7,917

Cash flows from financing activities
Advance from shareholder	97,498	367,224
Repay advance from shareholder	(260,818)	-
Increase (decrease) in short-term loans	(87,538)	(573,246)
Increase (decrease) in long-term loans	-	(60,527)
Increase (decrease) in capital	410,258	669,856

Cash flows provided from financing activities	159,400	403,307

Effect of exchange rate changes on cash and cash equivalents	(429)	(10,510)

Net increase(decrease) in cash and cash equivalents	(341,349)	326,970
Beginning cash and cash equivalents	359,403	32,433

Ending cash and cash equivalents	$18,054	359,403

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$11,113	$20,674
Tax paid	$800	$800

The accompanying notes are an integral part of the financial statements.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Nature of Business–Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc.- was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc.

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

The company will be transformed into a holding company due to environmental changes in 2018. The company is seeking investment opportunities in various business lines, including solar power projects, waste tire to oil systems, and LNG trading projects.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the year ended December 31, 2018 and 2017 have been included. Operating results for the year ended December 31, 2018 are not necessarily indicative of the results to be expected for any subsequent interim period.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Going Concern - The Company incurred a loss of approximately $334,986 in 2018 and continued to experience certain decreases in working capital. As a result, the Company may lack operational funding to continue as a going concern at least 12 months” from the date the financial statements are issued. The Company is evaluating the disposal of certain assets and inventory, raising new capital for future operations, and seeking short-term loans from shareholders or banks. However, there can be no assurance that the Company will be successful in achieving its objectives. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates –The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. Actual results could differ from the estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are recorded at net realizable value. The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $148,336 and $152,883 respectively.

Inventory – Inventory is stated at the lower of cost or market (weighted average method). Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of December 31, 2018 and 2017, the allowance for obsolete inventory was $776,441 and $800,246 respectively.

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

Investments – If the Company determines an unrealized loss is other-than-temporary, the Company recognizes the loss in earnings.

At December 31, 2018 and 2017, the Company has investments stated at cost method, and further discussions at Note 7.

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

Revenue Recognition - Revenue is recognized in connection with sales of products.To achieve the core principle, an entity should apply the following five-step model:

Step 1: Identify the contract with the customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies its performance obligations.

In addition to the five-step model, the standard provides implementation guidance on warranties, customer options, licensing, and other topics discussed in ASC 606-10-55-3. In 2017 and 2018, the FASB issued some ASUs to clarify certain matters related to FASB ASC 606, the modified retrospective adoption did not have a material effect  because there were no contracts outstanding at the end of the reporting period. The Company had immaterial revenue during 2018 and will evaluate the potential recognition impacts of ASC 606 as it continues to evaluate its current business model and potential projects.

Income taxes - The Company adopted the provisions of ASC 740,which the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Valuation allowances are provided against deferred tax assets that are not likely to be realized.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs - Shipping and handling costs incurred by the Company for the delivery of products to customers are included in selling, general and administrative expenses.

Advertising Costs - Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses. The Company incurred advertising costs of $0 and $0 during 2017 and 2018, respectively

Research and development costs — Research and development costs are expensed as incurred.  The Company incurred research and development costs of $0 and $0 during 2017 and 2018, respectively

Note 3 - Recently Issued Accounting Pronouncements

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

Share-based payments for non-employees - The FASB has issued Accounting Standards Update (ASU) No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The ASU 2018-07 supersedes ASC 505-50 and explains the scope of ASC 718 to account for awards to nonemployees in the same manner as awards granted to employees for goods and services. Public companies must adopt the ASU by the first fiscal year beginning after December 15, 2018 including interim periods within those fiscal years. ASU 2018-07 generally requires the company to use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all liability-classified nonemployee awards that have not been settled as of the adoption date and equity-classified nonemployee awards for which a measurement date has not been established. The company believes there is no significant impact for adopting this ASU at the reporting period.

Note 4 – Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of accounts receivable, cash and cash equivalents. The Company’s cash and cash equivalents are maintained with high quality institutions, the compositions and maturities of which are regularly monitored by management. Through December 31, 2018, the Company had not experienced any losses on such deposits.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable include amounts due from customers primarily in the manufacturing industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer risks. Through December 31, 2018, such losses have been within management’s expectations.

For the year ended December 31, 2018, products sold to the largest one customer accounted for approximately 60% of total revenue. Products purchased from the largest (only one) supplier accounted for approximately 100% of the total purchases during the year ended December 31, 2018.

For the year ended December 31, 2017, products sold to the largest one customer accounted for approximately 29% of total revenue. Products purchased from two suppliers accounted for approximately 66% and 28% of the total purchases during the year ended December 31, 2017.

Note 5 - Earnings Per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	The year ended December 31,
	2018	2017

Net loss attributable to common stockholders	$(334,986)	$(239,594)

Weighted average common stock outstanding – Basic and diluted	101,274,515	71,883,561

Earnings per share attributable to common stockholder Basic and diluted	$(0.00)	$(0.00)

Note 6 - Accumulated Other Comprehensive loss

The components of accumulated other comprehensive losses were as follows:

Foreign currency translation

Balance, December 31, 2016	200,123
Foreign currency translation, net of taxes	(60,298)

Balance, December 31, 2017	$139,825

Balance, December 31, 2017	139,825
Foreign currency translation, net of taxes	7,360

Balance, December 31, 2018	$147,185

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on December 31, 2018.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

Note 8- Inventory

Inventories stated at the lower of cost or market value are as follows:

	December 31, 2018	December 31, 2017

Finished goods	$776,441	$800,246
Allowance for Inventory Valuation and Obsolescence Losses	(776,441)	(800,246)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined the remaining inventory had little-to-no value, thus was fully impaired on December 31, 2018 and 2017.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Equipment

Equipment and the related accumulated depreciation consisted of the following at December 31:

	2018	2017

Plant and equipment:
Machinery equipment	$168,468	$173,633
Office equipment	70,631	72,796
* Leasehold improvements	49,465	50,981
Other	9,718	10,016
Total cost	298,282	307,426

Accumulated depreciation:
Machinery equipment	145,353	149,809
Office equipment	64,257	66,131
Leasehold improvements	41,221	42,484
Other	5,897	4,448
Total accumulated depreciation	256,728	262,872

Plant and equipment – net	$41,554	$44,554

Depreciation was $1,704 and $6,277 for the years ended December 31, 2018 and 2017 respectively.

Straight line depreication method is used for calculating fixed assets depreciation. For office equipment and general machinery, the useful life time is 3 to 5 years. If improvements or extra maintenance is applied for the extension of its useful life of certain assets, the extra cost may be added to its initial acquisition cost and the total cost will be used as basis for depreciation calculation.

*Leasehold improvements was classified as “other assets” prior to year 2018, and is reclassified as “fixed assets” in this reporting period.

Note 10 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2016 through 2018 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the year 2017 (inclusive).

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company and the Bank. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. It could also require us to write down our deferred tax assets, which would reduce our net income during the first quarter of fiscal 2018. We cannot determine at this time the amount of any such write down, or the full effects of the Act on our business and financial results.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision information is provided as follows:

	For the year ended December 31,
	2018	2017
Component of income (loss) before income taxes:
United States	$(186,769)	$(14,325)
Foreign	(147,417)	(221,871)

Net loss before taxes	$(334,186)	$(236,196)

Provision for income taxes
Current
U.S. federal	-	-
State and local	(800)	(800)
Foreign	-	$(2,598)
Income tax benefit/(loss)	$(800)	$(3,398)

The income tax section listed above are taxes charged by the US federal, State and Local, and Foreign authorities for income taxes and taxes associated with doing business in the region. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences, for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

Federal income taxes at applicable statutory rates	$(116,965)	$(18,454)
Adjustment resulting from the tax effect of:
State income tax	(800)	(800)
Foreign tax rate differential	26,535	8,133
Decrease in deferred tax assets	-	(2,598)
Loss with no tax benefit provided	90,430	28,550
Non-deductible expenses and other	-	(18,229)

	$(800)	$(3,398)

As of December 31, 2017, there was gross U.S. federal net operating loss carry forwards of $1,293,039, which may be available to offset future federal income tax liabilities. The net operational loss of 2018 is estimated to $334,186. As of December 31, 2018, the total gross U.S. Federal net operating loss carry forwards is approximately $1,627,225, which may be available to offset future federal income tax liabilities. All of the gross federal net operating losses are limited by certain provisions of the U.S. tax code which restricts their utilization in the future. Given the uncertainty of the future benefit from the utilization of the Company’s NOL carryforwards, a full valuation allowance has been recorded.

The federal net operating losses expire at various dates through 2027 to 2035.

Note 11 - Bank Short Term Debt

	December 31, 2018	December 31, 2017

Bank loan payable to Taiwan banks	$-	$-

The Company signed revolving credit agreements with a lending institution.. All loans were fully repaid on December 5, 2017.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Long Term Loan

The Company signed sales with buyback agreement of 5 million New Taiwan Dollars (US$164,542) with Chailease Finance Co., Ltd. in July 2016. The loan is amortized to 36 months and the monthly repayment amount is based on the remaining principal at the beginning of each 12 months. The interest rate is fixed at 6.37% per annum over the term of the agreement. For the first 12 months of the term the monthly repayment was $196,000 NTD (US$6,450) beginning in July 2016, and fixed for the following 12 months until June 2017. The monthly repayment was reduced to $168,000 NTD (US$5,529) beginning in July 2017, and fixed for the following 12 months until June 2018. However, the company made an overall repayment of the remaining amounts due of $2,283,954 NTD (US$75,161) on Feb. 13, 2018 and terminated this loan agreement. An imputed effective interest of $11,113 on this pay off was recognized as interest expense for the reporting period ended December 31, 2018. There is no more long term loans as of December 31, 2018.

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

Note 14 – Account Payable, Accrued Expenses and Other Current Liabilities

The Account Payable (AP) of $20,537 as of December 31, 2018 was mainly for the payments due to a street light pole manufacturer (DongShieShin Limited) and accrued legal fees. The Account Payable (AP) of $15,524 as of December 31, 2017 was mainly for the payment due to a street light pole manufacturer (DongShieShin Limited).

The Accrued Expenses of $5,614 and 3,708 as of December 31, 2018 and 2017 consist mainly the salary to Mr. Wei-Rur Chen and health insurance fees.

The Other Current Liabilities of $199,967 as of December 31, 2017 consist mainly the temporary deposit of proceeds from shareholders subscribing new shares.

Note 15 - Geographic Information

Product revenues for the year ended December 31, 2018 and 2017 are as follows:

	For the year ended December 31,
	2018	2017
Customers based in:
Europe	$-	$10,995
Asia	2,133	2,337
United States	1,158	5,519
Others	-	-
	$3,291	$18,851

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for the year ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017

Purchase from Anteya Technology Corp	$-	$8,331
Rent paid to Mr. Wei-Rur Chen	11,979	23,599

Mr. Chen was willing to exempt the rent payment of the Company for the 9-month period ended September 30, 2018, as the Company was going through transformation and seeking new business opportunities. The rent payment will be forgiven only for the 9-month period ended September 30, 2018.

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	December 31, 2018	December 31, 2017
Anteya Technology Corp
Due (to) from affiliate	$13,365	$13,774
Mr. Wei-Rur Chen
Payable to Shareholder	$(269,198)	$(441,603)
Accrued expenses (wages paid to Mr. Chen)	(4,709)	(2,664)

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2018. All transactions were at market-based prices.No (or very little) business activity took place between the Company and Anteya in the 2 years presented

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the year ended December 31, 2018, advances from Mr. Chen was $97,498 and repayment to Mr. Chen totaled $260,818 and the net repayment was $163,320. The balance of advance from Mr. Chen was $269,198 as of December 31, 2018.

Note 17 - Commitments

	For the year ended December 31,
	2018	2017

Rent expenses	$28,712	$28,594

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rental of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020 . The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However this branch office is closed on April 10, 2018 and the lease is cancelled. The lease of the main office remains in effect.

Below is a table which presents our contractual obligations and commitments as of December 31, 2018:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases	47,916	36,626	0	0
Total contractual cash obligations	47,916	36,626	0	0

Note 18 - Subsequent Events

The Company evaluated all events subsequent to December 31, 2018 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported except as follows:

On Feb. 26, 2019, the company signed a joint venture agreement (JVA) with an entity in the Kingdom of Saudi Arabia (KSA). According to this JVA, the company shall make transfer of its patents, trade marks, and customer list to the new joint company to be formed. The company will also help to build an electronic manufacturing facilities in the KSA, and to provide training of its staff and operators for the engineering, manufacturing, and selling of LED lighting products. For the IPs and trade marks granted in the JVA, the company shall be compensated with US$1.5 million dollars. For the technology and training support, the company shall be awarded with US$2.65 million dollars in the form of shares in the new joint venture company, calculated based on fair price. The closing conditions for the cash payment and the shares greanted for the joint venture company are mainly (1) government approvals for the investment in the joint venture company for both parties, (2) formation of the joint company, and (3) board approval of the joint venture company to undertake activities in the JVA. We are not sure when the Company will start the execution of the JVA and will receive the cash payment and share grants of the joint venture company.

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

NAME	AGE	OFFICES HELD

Wei-Rur Chen	57	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Wilson Chen	44	Secretary and Director, Chief Strategic Officer

Michael W. Chung	63	Director

Wei Rur Chen has served as our Chief Executive Officer and President since 2003. Prior to joining us, Mr. Chen was Executive Vice President of Primo Lite Co., Ltd. from 2002 to 2003, Executive Vice President of Tinya Engineering Co., Ltd. from 2000 to 2002, Vice President of Hi-Doer Power Co., Ltd. from 1997 to 2000, Manager of Sales and Marketing of Westinghouse Elec. from 1991 to 1997 and Manufacturing Engineer of Westinghouse Elec. from 1984 to 1989. Mr. Chen earned a Master of Science, Industrial Engineering from Clemson University SC, USA in 1990 and resides in Taipei, Taiwan.

Wilson Chen serves on the Company’s Board of Directors and Chief Strategic Officer commencing on February 21, 2018. Mr. Chen is the founder and owner of YuSen Int’l Co., Ltd, an import & export and distribution company of kitchen equipment. Mr. Chen is also the co-founder of Wilson Int’l Holding Company. Mr. Chen has worked as the Sr. manager of business development & strategic planning for Xpress Holding (Singapore company) from Jan. 2007 to Dec. 2010. Mr. Chen was the founder and owner of European Imports & Performance (US company) from Dec. 2005 to Oct. 2006. Mr. Chen worked as the associated Asia Pacific business manager for IDEXX, Taiwan (US company) from Jan. 2003 to Mar. 2004 and the sales executive of greater China for Rhodia, Taiwan (French company) from Jan. 1998 to Dec. 2002. Prior to that, Mr. Chen had held various sales positions in Bridgewood Textile, Taiwan, and DaiShong America, USA companies. Mr. Chen graduated from University of Southern California with a Bachelor’s degree of Science, majoring in Economics in 1995 and a Bachelor’s degree of Arts majoring in Architecture from University of Cal Poly Pomona in 1993.

Michael W. Chung has served as a director since November 29, 2018. Mr. Chung is the co-founder and owner of Number ONE Seafood Company, an import and export and distribution company of seafood, which he co-founded in October 1995. Mr. Chung is also the co-founder and currently co-chairman of XL Investment Group, which is an international investment company he co-founded in September. Since August 2018, Mr. Chung has also been the Chief Executive Officer of International Markets of Glauben Besitz, LLC, an LNG exporting company located in Tampa, Florida. Mr. Chung’s career experience includes over 13 years in the finance industry, providing solutions for business development and helping to build portfolios for small business’ to expand; over 13 years as Co-Founder and Chief Financial Officer, International Trading, in the seafood market which did business across 10 countries; 11 years as founder and Chief Executive Officer in the trucking business with truck fleets of over 60 trucks; and over 17 years as an operator in the logistics and warehousing business with a Japanese Company located in New York.

The business address for each of our officers and directors is 10F, No. 566 Jung Jeng Rd., Sindian District, New Taipei City 231, Taiwan, R.O.C.

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

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director

Our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2018 and 2017 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

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

As the term of the Employment Agreement expired, we entered into a new employment agreement (the “Employment Agreement”) with Mr. Chen on on May 1, 2018. The Employment Agreement has a term of five years from the effective date, May 1, 2018, subject to the termination provisions contained therein. Under the Employment Agreement, Mr. Chen shall have such authority and responsibility as may be assigned to him by the Company’s board of directors. Furthermore, under the Employment Agreement, Mr. Chen is subject to certain non-competition, non-solicitation and confidentiality covenants, the terms and conditions of which are described in further detail therein. Pursuant to the Employment Agreement, Mr. Chen shall receive the following compensation in exchange for his services: (i) an annual base salary in the amount of US$120,000.

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

As the Company is undergoing difficult conditions and transforming into other business areas, Mr. Chen was willing to accept a lower compensation with annual salary in total of US$36,164   without any other bonus, vehicle allowance or stock options in 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)(j)
Wei-Rur Chen— CEO,	2018	$36,164	—	—	—	—	—	—	$36,164
President and	2017	$19,666	—	—	—	—	—	—	$19,666
CFO

Mei-Ying (Easter)	2018	$0	—	—	—	—	—	—	$0
Chiu—Secretary	2017	$24,582	—	—	—	—	—	—	$24,582
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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2018 by:

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

Applicable percentage ownership in the following table is based on 102,274,515 shares of common stock outstanding as of December 31, 2018.

Title of Class	Name and Address of Owner	Title	Amount of Beneficial Ownership	Percentage of Common Stock Owned
Common Stock	Wei-Rur Chen 7, Mayhua 1 st Road Sindian District, New Taipei City 231, Taiwan, R.O.C.	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	11,299,800	12.52
Common Stock	Michael Chung 10F, No. 566 Jung Jeng Rd., Sindian City, Taipei County 231, Taiwan, R.O.C.	Director	0	0
Common Stock	Wilson Chen 8F-5 No. 222, ZhiYu Road Section 1, Taipei, Taiwan	Secretary and Director	100,000	0.11
Common Stock	All executive officers and directors as a group	Executive officers and directors as a group	11,399,800	12.63

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases office space from Mr. Wei-Rur Chen. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock. The current term for the lease agreement is from November 2015 to November 2020. During 2018, the Company paid USD $11,979 in rent pursuant to this lease agreement. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement.

The Company also conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2018. All transactions were at market-based prices. For the year ended December 31, 2018, the Company has purchased from Anteya for a total of USD$0 and has sold to Anteya for a total of USD$0 of goods and services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by Fruci & Associates II, PLLC, the Company’s independent registered public accountant, for fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$79,996	$18,375
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)		0
Total Fees paid to auditor	$79,996	$18375

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

(4) There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2018 and 2017.

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

ColorStars Group

Dated: April 12, 2019	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President and Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Wei-Rur Chen	President and Chief Executive Officer	April 12, 2019
Wei-Rur Chen	(principal executive officer), Chief Financial Officer (principal financial officer and principal accounting officer), Chairman of the Board of Directors

/s/ Michael W. Chung	Director	April 12, 2019
Michael W. Chung

/s/ Wilson Chen	Secretary and Director	April 12, 2019
Wilson Chen

