Form 10-Q
period 2019-03-31
ColorStars Group
filed 2019-05-15
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(+886) 2-8667-6600

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

As of May 10, 2019, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

March 31, 2019(Unaudited) and December 31, 2018(Audited)

(in USD)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$17,305	$18,054
Accounts receivable, net of allowance for doubtful accounts of $146,970 at March 31, 2019 and $148,336 at December 31, 2018	-	-
Prepaid expenses and other current assets	2,933	3,025

Total current assets	20,238	21,079

Equipment, net of accumulated depreciation	40,780	41,554
Right-of-use lease asset	71,061
Other assets	973	982

Total assets	$133,052	$63,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	508	20,537
Advance from shareholder	294,921	269,198
Accrued expenses- related party	6,375	5,614
Other current liabilities	154	159

Total current liabilities	301,958	295,508
Lease liability	71,061	-

Total liabilities	$373,019	$295,508

Commitments & Contingencies	-	-
Stockholders equity
Common Stock –Par Value $0.001 102,274,515 shares issued and outstanding, 450,000,000 shares are authorized at March 31, 2019 and December 31, 2018	102,275	102,275
Additional paid in capital	4,157,518	4,157,518
Accumulated other comprehensive income	149,471	147,185
Accumulated deficit	(4,649,231)	(4,638,871)

Total stockholders’ equity	(239,967)	(231,893)

Total liabilities and stockholders’ equity	$133,052	$63,615

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended March 31,
	2019	2018

Net sales	$6,768	$1,185
Cost of goods sold	-	597

Gross profit	6,768	588
Operating expenses
Selling, general and administrative	17,389	21,053
Professional fees	2,600	15,555
Rent	11,731	15,566
Depreciation & Amortization	394	470

Total operating expenses	32,114	52,644

Loss from operations	(25,346)	(52,056)

Other expenses
Interest expense (net)	-	(11,364)
Loss on foreign exchange, net	(1)	(3,991)
Gain on forgiveness of debt	14,987	-

Loss before income tax	(10,360)	(67,411)
Income tax provision	-	-

Net loss	(10,360)	(67,411)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	2,286	(2,144)

Comprehensive loss	$(8,074)	$(69,555)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	98,274,515

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

in USD

	For three months ended March 31,
	2019	2018

Cash flows from operating activities
Net (loss)	$(10,360)	$(67,411)
Depreciation	394	470
Gain on forgiveness of debt	(14,987)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102	14,951
Accounts payable	(5,044)	1,028
Accrued expenses	761	1,264
Receipts in advance and other current liabilities	(5)	(199,909)

Cash flows provided by (used for) operating activities	(29,139)	(249,607)

Cash flows from financing activities
Advance from shareholder	28,202	96,475
Repay advance from shareholder		(157,963)
Increase (decrease) in long-term loans	-	(87,538)
Increase (decrease) in capital	-	410,258

Cash flows provided by financing activities	28,202	261,232

Effect of exchange rate changes on cash and cash equivalents	188	(2,924)

Net increase (decrease) in cash and cash equivalents	(749)	8,701
Beginning cash and cash equivalents	18,054	359,403

Ending cash and cash equivalents	$17,305	$368,104

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Tax paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, December 31, 2017	90,274,515	$90,275	$3,759,260	$(4,303,885)	$139,825	$(314,525)
Capital increase	12,000,000	12,000	398,258	-	-	410,258
Foreign currency translation	-	-	-	-	(2,144)	(2,144)
Net loss	-	-	-	(67,411)	-	(67,411)
Balance, March 31, 2018	102,274,515	$102,275	$4,157,518	$(4,371,296)	$137,681	$26,178

Balance, December 31, 2018	102,274,515	$102,275	$4,157,518	$(4,638,871)	$147,185	$(231,893)
Foreign currency translation	-	-	-	-	2,286	2,286
Net loss	-	-	-	(10,360)	-	(10,360)

Balance, March 31, 2019	102,274,515	$102,275	$4,157,518	$(4,649,231)	$149,471	$(239,967)

The accompanying notes are an integral part of the financial statements

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Basis of Presentation

Nature of Business –Circletronics Inc., now ColorStars Group (“the Company”), was incorporated in Canada on January 21, 2005. Circletronics Inc.- was redomiciled to Nevada and its name changed to ColorStars Group on November 3, 2005. ColorStars Group owns 100% of the shares of ColorStars Inc.

Color Stars Inc. (“Color Stars TW”, “the Subsidiary”) was incorporated as a limited liability company in Taiwan, Republic of China in April 2003 and commenced its operations in May 2003. The Company through its wholly owned Subsidiary is mainly engaged in manufacturing, designing and selling light-emitting diode and lighting equipment.

The company signed a joint venture agreement with an entity in the Kingdom of Saudi Arabia in February of 2019. According to this joint venture agreeemnt the company will transfer its IPs, trade marks, and technologies in LED lighting to this new joint venture company. The company will stop the LED lighting business line and pursue other business opportunities, including solar power projects, waste-tire-to-oil systems, and LNG trading projects.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the three months ended March 31, 2019 and 2018 have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

The balance sheet at December 31, 2018 included herein was derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 12, 2019.

Certain previsouly reported amounts have been adjusted to conform to current-period presentation, however there is no net effect to the previously-reported financial information.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $281,720 and an accumulated deficit of $4,649,231 as of March 31, 2019, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company needs to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

Note 3 - Concentration of Risk

For the three months ended March 31, 2019, products sold to largest customers accounted for approximately 54% of total revenue. No purchases occurred in this period

For the three months ended March 31, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of the total purchases during the three months ended March 31, 2018.

On Feb. 26, 2019, the company signed a joint venture agreement (JVA) with an entity in the Kingdom of Saudi Arabia (KSA). According to this JVA, the company shall make transfer of its patents, trademarks, and customer list to the new joint company to be formed. The company will also help to build an electronic manufacturing plant in the KSA, and to provide training of its staff and operators for the engineering, manufacturing, and selling of LED lighting products. For the patents and trademarks granted in the JVA, the company shall be compensated with US$1.5 million dollars in cash payment. In addition, for the technology and training support, the company shall be awarded with US$2.65 million dollars in the form of shares in the new joint venture company, calculated based on fair price. The closing conditions for the cash payment and the shares granted for the joint venture company are mainly (1) government approvals for the investment in the joint venture company for both parties, (2) formation of the joint company, and (3) board approval of the joint venture company to undertake activities in the JVA. We are not sure when the Company will start the execution of the JVA and will receive the cash payment and share grants of the joint venture company.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2 value is based on inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3 values are driven by models with one or more significant inputs or significant value drivers that are unobservable.

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on March 31, 2019.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	March 31, 2019	December 31, 2018

Finished goods	$769,293	$776,441
Allowance for Inventory Valuation and Obsolescence Losses	(769,293)	(776,441)
Total	$-	$-

The Company decided to shift in operational focus and that it was determined that the remaining inventory had little-to-no value, thus was fully impaired at December 31, 2015.

Note 6 - Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in states and foreign jurisdictions(Taiwan). For the major taxing jurisdictions, the tax years 2017 through 2019 remain open for state and federal examination. The Company believes assessments, if any, would be immaterial to its consolidated financial statements. With respect to the foreign jurisdiction, the Company is no longer subject to income tax audits for the years prior to 2018 (inclusive).

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision information is provided as follows:

	Three months ended March 31,
	2019	2018
Component of income (loss) before income taxes:
United States	$(2,633)	$(15,645)
Foreign	(7,727)	(51,766)

Net loss	$(10,360)	$(67,411)
Provision for income taxes
Current
U.S. federal	-	-
State and local	-	-
Foreign	-	-
Income tax benefit(loss)	-	-

Given the Company’s history of operating losses, a full valuation of the deferred tax assets related to the Company’s net operating losses has been recorded, resulting in no material impact on the financial statements.

Note 7 - Geographic Information

Product revenues for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018

Customers based in:
Europe	$-	$-
Asia	2,206	-
United States	4,562	1,185
Others	-	-

	$6,768	$1,185

Note 8 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Purchase from Anteya Technology Corp	$-	$-
Rent paid to Mr. Wei-Rur Chen	11,731	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	March 31, 2019	March 31, 2018
Anteya Technology Corp
Due to affiliate (liabilities)	$-	$14,075
Mr. Wei-Rur Chen
Payable to Shareholder	$(294,921)	$(380,115)
Accrued expenses (wages paid to Mr. Chen)	$4,662	$3,754

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2018. All transactions were at market-based prices. No (or very little) business activity took place between the Company and Anteya in the 2 years presented

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the year ended March 31, 2019, advances from Mr. Chen was $28,202. The balance of advance from Mr. Chen was $294,921 as of March 31, 2019.

Note 9 - Commitments

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rent of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However, this branch office is closed on April 10, 2018 and the lease is cancelled. The lease of the main office remains in effect. Total rent paid for 3 months ended March 31, 2019 and 2018 are as listed below:

	Three months ended March 31,
	2019	2018

Rent expenses	$11,731	$15,566

The following table presents our contractual obligations and commitments as of March 31, 2019:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases	35,193	35,868	0	0
Total contractual cash obligations	35,193	35,868	0	0

Note 10 - Subsequent Events

The Company evaluated all events subsequent to Mar 31, 2019 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Net Sales. Net sales increased to $6,768 for the three months ended March 31, 2019, from $1,185 for the three months ended March 31, 2018. The increase in sales was due to sales of inventory items to existing customers.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the three months ended March 31, 2019, from $597 for the three months ended March 31, 2018. The decrease in cost of goods sold was due to goods are from existing inventory itesm.

Gross Profit. Gross profit increased to $6,768 for the three months ended March 31, 2019, from $588 for the three months ended March 31, 2018. The increase in gross profit was due to the increase in sales.

Gross Profit Percentage. Gross profit percentage increased to 100% for the three months ended March 31, 2019, from 49.6% for the three months ended March 31, 2018. The increase in gross profit percentage was due high margin items sold for smaller quantities from the existing inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $17,389 for the three months ended March 31, 2019, from $21,053 for the three months ended March 31, 2018. The decrease in selling, general and administrative expenses was due to decrease in maintenance and repair cost and business meeting expenses.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended March 31, 2019, from $0 for the three months ended March 31, 2018. The lack of research and development expenditure was due to overall lack of profitability.

Depreciation and Amortization. Depreciation and amortization decreased to $394 for the three months ended March 31, 2019, from $470 for the three months ended March 31, 2018. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense decreased to $0 for the three months ended March 31, 2019, from $(1,364) for the three months ended March 31, 2018. The decrease in interest expense was due to full repayment of the long-term loan.

Net Income (loss). For the three months ended March 31, 2019, we incurred a net loss of $(10,360) as compared to a net loss of $(67,411) for the three months ended March 31, 2018. The decrease in net loss was primarily a result of the decrease in operating expenses and interest payout.

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

Net cash provided by (used in) operating activities. During the three months ended March 31, 2019, net cash used by operating activities was $(29,139) compared with $(249,607) used in operating activities for the three months ended March 31, 2018. The cash flow used by operating activities in the three months ended March 31, 2019 was primarily the operational loss and account payable for Mr. Chen’s wages. The cash flow used in operating activities in the three months ended March 31, 2018 was primarily the result of operational loss and transfer of proceeds paid in by shareholders.

Net cash provided by (used in) financing activities. During the three months ended March 31, 2019, net cash provided by financing activities was $28,202 compared with $261,232 provided for the three months ended March 31, 2018. The cash flow provided by financing activities in the three months ended March 31, 2019 was primarily from the advance of shareholders. The cash flow provided by financing activities in the three months ended March 31, 2018 was primarily the proceeds from issuance of new shares.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen for the monthly rent of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The rent payments were $11,731 and $0 for the three months ended March 31, 2019 and 2018, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

On October 18, 2018, the Company had a pre-hearing telephone conference with the Commission regarding the Proceeding. During the pre-hearing conference, it was agreed that the Commission’s motion for summary disposition against the Company was due on November 15, 2018; the Company’s opposition brief was due on December 13, 2018; and that the Commission’s reply brief was due on December 20, 2018, and such filings were made. In the pre-hearing telephone conference with the Commission, the Commission offered the Company the alternative to consent to the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act to avoid the time and cost associated with contesting the Proceeding. If the Company were to consent to the revocation of its registration, the Company would then need to file a registration statement (with two years of audited financials) with the Commission and cause that registration statement to become effective in order to reinstate the registration of the Company’s securities. It is the Company’s understanding from the pre-hearing conference with the Commission that the only remedy the Commission has for delinquent filers such as the Company, even if the filer becomes current by the date of the hearing, is the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act. Therefore, the Company cannot provide any assurances that it will be able to avoid the revocation of the registration of the Company’s securities pursuant to Section 12 of the Exchange Act due to the Company becoming delinquent in its filings. If the registration of the Company’s securities is revoked, the Company intends to file a registration statement with the Commission to reinstate the registration of the Company’s securities. The Company cannot provide any assurances as to the timing of the filing and effectiveness of such a registration statement.

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

Dated: May 15, 2019	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal
Executive Officer), Chief Financial Officer
(Principal Financial Officer),
Chairman of the Board of Directors

