Form 10-Q
period 2019-06-30
ColorStars Group
filed 2019-08-14
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 10, 2019, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

FORM 10-Q

2

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

June 30, 2019(Unaudited) and December 31, 2018(Audited)

(in USD)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$14,893	$18,054
Accounts receivable, net of allowance for doubtful accounts of $146,325 at June 30, 2019 and $148,336 at December 31, 2018	-	-
Prepaid expenses and other current assets	2,779	3,025

Total current assets	17,672	21,079

Equipment, net of accumulated depreciation	40,211	41,554
Right-of-use lease asset	61,965
Other assets	-	982

Total assets	$119,848	$63,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	88	20,537
Advance from shareholder	358,174	269,198
Accrued expenses- related party	5,571	5,614
Lease liabilities, current	46,474	0
Other current liabilities	149	159

Total current liabilities	410,456	295,508
Lease liability	15,491	-

Total liabilities	$425,947	$295,508

Commitments & Contingencies	-	-
Stockholders equity
Common Stock –Par Value $0.001 102,274,515 shares issued and outstanding, 450,000,000 shares are authorized at June 30, 2019 and December 31, 2018	102,275	102,275
Additional paid in capital	4,157,518	4,157,518
Accumulated other comprehensive income	150,480	147,185
Accumulated deficit	(4,716,372)	(4,638,871)

Total stockholders’ equity	(306,099)	(231,893)

Total liabilities and stockholders’ equity	$119,848	$63,615

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended June 30,
	2019	2018

Net sales	$-	$-
Cost of goods sold	-	-

Gross profit	-	-
Operating expenses
Selling, general and administrative	16,799	41,097
Professional fees	37,439	36,620
Rent	11,572	1,548
Depreciation & Amortization	388	448

Total operating expenses	66,198	79,713

Loss from operations	(66,198)	(79,713)

Other expenses
Interest expense (net)	4	25
Loss on foreign exchange, net	(147)	(5)

Loss before income tax	(66,341)	(79,693)
Income tax provision	(800)	(800)

Net loss	(67,141)	(80,493)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	1,009	9,519

Comprehensive loss	$(66,132)	$(70,974)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	102,274,515

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Six months ended June 30,
	2019	2018

Net sales	$6,723	$1,182
Cost of goods sold	-	595

Gross profit	6,723	587
Operating expenses
Selling, general and administrative	34,188	62,190
Professional fees	40,039	52,175
Rent	23,303	17,077
Depreciation & Amortization	782	918

Total operating expenses	98,312	132,360

Loss from operations	(91,589)	(131,773)

Other expenses
Interest expense (net)	4	(11,308)
Loss on foreign exchange, net	(1)	(3,986)
Gain on forgiveness of debt	14,885	-

Loss before income tax	(76,701)	(147,067)
Income tax provision	(800)	(800)

Net loss	(77,501)	(147,867)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	3,295	7,375

Comprehensive loss	$(74,206)	$(140,492)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	100,274,515

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

in USD

	For six months ended June 30,
	2019	2018

Cash flows from operating activities
Net (loss)	$(77,501)	$(147,867)
Depreciation	782	918
Gain on forgiveness of debt	(14,885)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,229	26,149
Accounts payable	(5,566)	608
Accrued expenses	(42)	1,248
Receipts in advance and other current liabilities	(10)	(199,799)

Cash flows provided by (used for) operating activities	(95,993)	(318,743)

Cash flows from financing activities
Advance from shareholder	92,625	91,919
Repay advance from shareholder	-	(267,678)
Increase (decrease) in long-term loans	-	(87,538)
Increase (decrease) in capital	-	410,258

Cash flows provided by financing activities	92,625	146,961

Effect of exchange rate changes on cash and cash equivalents	207	8,297

Net increase (decrease) in cash and cash equivalents	(3,161)	(163,485)
Beginning cash and cash equivalents	18,054	359,403

Ending cash and cash equivalents	$14,893	$195,918

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Tax paid	$800	$800

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, March 31, 2018	102,274,515	$102,275	$4,157,518	$(4,371,259)	$137,681	$26,215
Foreign currency translation	-	-	-	-	9,519	9,519
Net loss	-	-	-	(80,493)	-	(80,493)
Balance, June 30, 2018	102,274,515	$102,275	$4,157,518	$(4,451,752)	$147,200	$(44,759)

Balance, December 31, 2017	90,274,515	$90,275	$3,759,260	$(4,303,885)	$139,825	$(314,525)
Capital increase	12,000,000	12,000	398,258	-	-	410,258
Foreign currency translation	-	-	-	-	7,375	7,375
Net loss	-	-	-	(147,867)	-	(147,867)
Balance, June 30, 2018	102,274,515	$102,275	$4,157,518	$(4,451,752)	$147,200	$(44,759)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, March 31, 2019	102,274,515	$102,275	$4,157,518	$(4,649,231)	$149,471	$(239,967)
Foreign currency translation	-	-	-	-	1,009	1,009
Net loss	-	-	-	(67,141)	-	(67,141)
Balance, June 30, 2019	102,274,515	$102,275	$4,157,518	$(4,716,372)	$150,480	$(306,099)

Balance, December 31, 2018	102,274,515	$102,275	$4,157,518	$(4,638,871)	$147,185	$(231,893)
Foreign currency translation	-	-	-	-	3,295	3,295
Net loss	-	-	-	(77,501)	-	(77,501)

Balance, June 30, 2019	102,274,515	$102,275	$4,157,518	$(4,716,372)	$150,480	$(306,099)

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

The company signed a joint venture agreement with an entity in the Kingdom of Saudi Arabia in February of 2019. According to this joint venture agreement the company will transfer its IPs, trademarks, and technologies in LED lighting to this new joint venture company. The company will stop the LED lighting business line and pursue other business opportunities, including solar power projects, waste-tire-to-oil systems, and LNG trading projects. There are certain conditions to be met before the company can start the execution of this joint venture agreement. As of to date, the parties have not closed the agreement and it is expected that the company shall break the ground of this joint venture project in the next reporting period.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the six months ended June 30, 2019 and 2018 have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

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

Certain previously reported amounts have been adjusted to conform to current-period presentation, however there is no net effect to the previously-reported financial information.

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $392,784 and an accumulated deficit of $4,716,372 as of June 30, 2019, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company needs to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

Note 3 - Concentration of Risk

For the six months ended June 30, 2019, products sold to largest customers accounted for approximately 54% of total revenue. No purchases occurred in this period

For the six months ended June 30, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of the total purchases during the six months ended June 30, 2018.

On Feb. 26, 2019, the company signed a joint venture agreement (JVA) with an entity in the Kingdom of Saudi Arabia (KSA). According to this JVA, the company shall make transfer of its patents, trademarks, and customer list to the new joint company to be formed. The company will also help to build an electronic manufacturing plant in the KSA, and to provide training of its staff and operators for the engineering, manufacturing, and selling of LED lighting products. For the patents and trademarks granted in the JVA, the company shall be compensated with US$1.5 million dollars in cash payment. In addition, for the technology and training support, the company shall be awarded with US$2.65 million dollars in the form of shares in the new joint venture company, calculated based on fair price. The closing conditions for the cash payment and the shares granted for the joint venture company are mainly (1) government approvals for the investment in the joint venture company for both parties, (2) formation of the joint company, and (3) board approval of the joint venture company to undertake activities in the JVA. We are not sure when the Company will start the execution of the JVA and will receive the cash payment and share grants of the joint venture company. There is no consideration exchanged between the parties as of to date.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on June 30, 2019.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	June 30, 2019	December 31, 2018

Finished goods	$765,916	$776,441
Allowance for Inventory Valuation and Obsolescence Losses	(765,916)	(776,441)
Total	$-	$-

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision information is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Component of income (loss) before income taxes:
United States	$(28,710)	$(41,956)	$(31,343)	$(57,601)
Foreign	(37,631)	(37,737)	(45,358)	(89,466)

Net loss before taxes	$(66,341)	$(79,693)	$(76,701)	$(147,067)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	(800)	(800)	(800)	(800)
Foreign	-	-	-	-
Income tax benefit(loss)	$(800)	$(800)	$(800)	$(800)

Given the Company’s history of operating losses, a full valuation of the deferred tax assets related to the Company’s net operating losses has been recorded, resulting in no material impact on the financial statements.

Note 7 - Geographic Information

Product revenues for the six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Customers based in:
Europe	$-	$-	$-	$-
Asia	-	-	-	-
United States	-	-	2,192	1,182
Others	-	-	4,531	-

	$-	$-	$6,723	$1,182

Note 8 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018

Purchase from Anteya Technology Corp	$-	$-
Rent paid to Mr. Wei-Rur Chen	23,303	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	June 30, 2019	June 30, 2018
Anteya Technology Corp
Due to affiliate (liabilities)	$-	$13,410
Mr. Wei-Rur Chen
Payable to Shareholder	$(358,174)	$(265,844)
Accrued expenses (wages paid to Mr. Chen)	$4,642	$3,754

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2018. All transactions were at market-based prices. No (or very little) business activity took place between the Company and Anteya in the 2 years presented

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the year ended June 30, 2019, advances from Mr. Chen was $92,626. The balance of advance from Mr. Chen was $358,174 as of June 30, 2019.

Note 9 - Commitments

The Company has adopted ASC 842 during the current period, as required by GAAP, utilizing the practical expedients package resulting in a “run off” of its accounting for leases that existed prior to the effective date, given no change in lease classification.

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rent of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However, this branch office is closed on April 10, 2018 and the lease is cancelled. The lease of the main office remains in effect. Total rent paid for 6 months ended June 30, 2019 and 2018 are as listed below:

	Six months ended June 30,
	2019	2018

Rent expenses	$23,303	$17,077

The following table presents our contractual obligations and commitments as of June 30, 2019:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases	46,474	15,491	0	0
Total contractual cash obligations	46,474	15,491	0	0

Note 10 - Subsequent Events

The Company evaluated all events subsequent to June 30, 2019 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported.

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

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Net Sales. Net sales were $0 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018.

Cost of Goods Sold. Cost of goods sold was $0 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. The lack of cost of goods sold was due to the lack of net sales during such period.

Gross Profit. Gross profit was for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. The lack of gross profit was due to the lack of net sales during such period.

Gross Profit Percentage. Gross profit percentage was 0% for the three months ended June 30, 2019 and 0% for or the three months ended June 30, 2018. This was due to the lack of net sales or gross profit during such period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $16,799 for the three months ended June 30, 2019 from $41,097 for the three months ended June 30, 2018. The decrease in selling, general and administrative expenses due to the lack of sales and reduced sales and marketing activities.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. The lack of research and development expenditure was due to overall lack of sales and lack of development of any new products.

Depreciation and Amortization. Depreciation and amortization decreased to $389 for the three months ended June 30, 2019 from $448 for the three months ended June 30, 2018. The decrease in depreciation and amortization was mainly due to the decrease of asset value over time.

Interest Expense. Interest expense decreased to $4 for the three months ended June 30, 2019 from $25 for the three months ended June 30, 2018. The decrease in interest expense was due to overall repayment of long term loan.

Net Income (loss). For the three months ended June 30, 2019, we incurred a net loss of $(67,141) as compared to a net loss of $(80,493) for the three months ended June 30, 2018. The decrease in net loss was primarily a result of decrease in selling, general and administrative and rent expenses.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Net Sales. Net sales increased to $6,723 for the six months ended June 30, 2019 from $1,182 for the six months ended June 30, 2018. The increase in sales was due to in increase in sale during the first quarter of 2019 over the first quarter of 2018.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the six months ended June 30, 2019 from $595 for the six months ended June 30, 2018. The decrease in cost of goods sold was primarily due to items sold were from the kept inventory that has been written-off in prior financial period which does not have any value on the books.

Gross Profit. Gross profit increased to $6,723 for the six months ended June 30, 2019 from $587 for the six months ended June 30, 2018. The increase in gross profit was primarily due to the increase in overall sales for the six month period of 2019 over 2018.

Gross Profit Percentage. Gross profit percentage increased to 100% for the six months ended June 30, 2019 from 49.66% for the six months ended June 30, 2018. The increase in gross profit percentage was primarily due to higher margin products were sold for the period in 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 34,188 or the six months ended June 30, 2019 from $62,190 for the six months ended June 30, 2018. The decrease in selling, general and administrative expenses is primarily due to decrease in sales and marketing activities expenses.

Research and Development Expenses. Research and development (R&D) expenses were $0 for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018. The lack of research and development expenditure was due to overall lack of profitability and lack of development of any new products.

Depreciation and Amortization. Depreciation and amortization decreased to $782 for the six months ended June 30, 2019 from $918 for the six months ended June 30, 2018. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense increased to $4 for the six months ended June 30, 2019 from ($11,308) for the six months ended June 30, 2018. The increase in interest expense was due to accelerated repayment of the long-term loan.

Net Income (loss). For the six months ended June 30, 2019, we incurred a net loss of $(77,501) as compared to a net loss of $(147,867) for the six months ended June 30, 2018. The decrease in net loss is mainly due to an increase in net sales and decrease in sales and marketing expenses.

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

Net cash provided by (used in) operating activities. During the six months ended June 30, 2019, net cash used in operating activities was ($95,993) compared with $(318,743) used in operating activities for the six months ended June 30, 2018. The cash flow used in operating activities in the six months ended June 30, 2019 was primarily the result of net loss in operations and a gain on the forgiveness of debt. The cash flow used in operating activities in the six months ended June 30, 2018 was primarily the result of the Company’s operating net loss.

Net cash provided by (used in) financing activities. During the six months ended June 30, 2019, net cash provided by financing activities was $92,625 which was mainly provided by advance from shareholders, compared with $146,961 provided by the net of increase in capital and repaymnet of long-term loans and advance from shareholders for the six months ended June 30, 2018.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with amount rent of $46,606. Rent payments were $23,303 and $0 for the six months ended June 30, 2019 and 2018, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

Dated: August 14, 2019	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

