Form 10-Q
period 2019-09-30
ColorStars Group
filed 2019-11-14
CIK 1418780

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 102,274,515 shares of common stock, par value $0.001, issued and outstanding.

COLORSTARS GROUP

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

COLORSTARS GROUP

CONSOLIDATED BALANCE SHEETS

September 30, 2019(Unaudited) and December 31, 2018(Audited)

(in USD)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and equivalents	$7,665	$18,054
Accounts receivable, net of allowance for doubtful accounts of $146,088 at September 30, 2019 and $148,336 at December 31, 2018	-	-
Prepaid expenses and other current assets	3,313	3,025

Total current assets	10,978	21,079

Equipment, net of accumulated depreciation	39,757	41,554
Right-of-use lease asset	50,266
Other assets	-	982

Total assets	$101,001	$63,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,950	20,537
Advance from shareholder	389,815	269,198
Accrued expenses- related party	5,562	5,614
Lease liabilities, current	46,399	0
Other current liabilities	149	159

Total current liabilities	445,875	295,508
Lease liability	3,867	-

Total liabilities	$449,742	$295,508

Commitments & Contingencies	-	-
Stockholders equity
Common Stock –Par Value $0.001 102,274,515 shares issued and outstanding, 450,000,000 shares are authorized at September 30, 2019 and December 31, 2018	102,275	102,275
Additional paid in capital	4,157,518	4,157,518
Accumulated other comprehensive income	150,943	147,185
Accumulated deficit	(4,759,477)	(4,638,871)

Total stockholders’ equity	(348,741)	(231,893)

Total liabilities and stockholders’ equity	$101,001	$63,615

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Three months ended September 30,
	2019	2018

Net sales	$-	$-
Cost of goods sold	-	-

Gross profit	-	-
Operating expenses
Selling, general and administrative	19,899	19,450
Professional fees	11,201	61,175
Rent	11,563	-
Depreciation & Amortization	388	395

Total operating expenses	43,051	81,020

Loss from operations	(43,051)	(81,020)

Other expenses
Interest expense (net)	-	-
Loss on foreign exchange, net	(54)	-

Loss before income tax	(43,105)	(81,020)
Income tax provision	-	-

Net loss	(43,105)	(81,020)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	463	(755)

Comprehensive loss	$(42,642)	$(81,775)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	102,274,515

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in USD)

	Nine months ended September 30,
	2019	2018

Net sales	$6,706	$1,167
Cost of goods sold	-	588

Gross profit	6,706	579
Operating expenses
Selling, general and administrative	54,087	80,262
Professional fees	51,240	114,528
Rent	34,866	16,860
Depreciation & Amortization	1,170	1,311

Total operating expenses	141,363	212,961

Loss from operations	(134,657)	(212,382)

Other expenses
Interest expense (net)	4	(11,165)
Loss on foreign exchange, net	(1)	(3,935)
Gain on forgiveness of debt	14,848	-

Loss before income tax	(119,806)	(227,482)
Income tax provision	(800)	(800)

Net loss	(120,606)	(228,282)

Other comprehensive gain/(loss):
Foreign currency translation gain/(loss)	3,758	6,620

Comprehensive loss	$(116,848)	$(221,662)

Earnings per share attributable to common stockholders:
Basic and diluted per share	$0.00	$0.00

Weighted average shares outstanding:
Basic and diluted	102,274,515	100,941,182

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

in USD

	For nine months ended September 30,
	2019	2018

Cash flows from operating activities
Net (loss)	$(120,606)	$(228,282)
Depreciation	1,170	1,311
Gain on forgiveness of debt	(14,848)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	695	26,047
Accounts payable	(1,741)	49,579
Accrued expenses	(52)	778
Receipts in advance and other current liabilities	(10)	(199,911)

Cash flows provided by (used for) operating activities	(135,392)	(350,478)

Cash flows from financing activities
Advance from shareholder	124,697	91,919
Repay advance from shareholder	-	(267,678)
Increase (decrease) in long-term loans	-	(87,538)
Increase (decrease) in capital	-	410,258

Cash flows provided by financing activities	124,697	146,961

Effect of exchange rate changes on cash and cash equivalents	306	7,614

Net increase (decrease) in cash and cash equivalents	(10,389)	(195,903)
Beginning cash and cash equivalents	18,054	359,403

Ending cash and cash equivalents	$7,665	$163,500

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-
Tax paid	$800	$800

The accompanying notes are an integral part of the consolidated financial statements.

COLORSTARS GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(IN US$)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, June 30, 2018	102,274,515	$102,275	$4,157,518	$(4,451,147)	$147,200	$(44,154)
Foreign currency translation	-	-	-	-	(755)	(755)
Net loss	-	-	-	(81,020)	-	(81,020)
Balance, September 30, 2018	102,274,515	$102,275	$4,157,518	$(4,532,167)	$146,445	$(125,929)

Balance, December 31, 2017	90,274,515	$90,275	$3,759,260	$(4,303,885)	$139,825	$(314,525)
Capital increase	12,000,000	12,000	398,258	-	-	410,258
Foreign currency translation	-	-	-	-	6,620	6,620
Net loss	-	-	-	(228,282)	-	(228,282)
Balance, September 30, 2018	102,274,515	$102,275	$4,157,518	$(4,532,167)	$146,445	$(125,929)

	Shares	Value	Additional Paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholder’s equity

Balance, June 30, 2019	102,274,515	$102,275	$4,157,518	$(4,716,372)	$150,480	$(306,099)
Foreign currency translation	-	-	-	-	463	463
Net loss	-	-	-	(43,105)	-	(43,105)
Balance, September 30, 2019	102,274,515	$102,275	$4,157,518	$(4,759,477)	$150,943	$(348,741)

Balance, December 31, 2018	102,274,515	$102,275	$4,157,518	$(4,638,871)	$147,185	$(231,893)
Foreign currency translation	-	-	-	-	3,758	3,758
Net loss	-	-	-	(120,606)	-	(120,606)

Balance, September 30, 2019	102,274,515	$102,275	$4,157,518	$(4,759,477)	$150,943	$(348,741)

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

The company signed a joint venture agreement with an entity in the Kingdom of Saudi Arabia in February of 2019. According to this joint venture agreement the Company will transfer its IPs, trademarks, and technologies in LED lighting to this new joint venture company. The Company will stop the LED lighting business line and pursue other business opportunities, including solar power projects, waste-tire-to-oil systems, and LNG trading projects. There are certain conditions to be met before the Company can start the execution of this joint venture agreement. As of to date, the parties have not closed the jointure agreement due to delay in fund raising of the Saudi Arabian partners. Both parties are endeavoring to resolve this issue and trying to secure the required fund for the project.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of the financial position, results of operations and cash flows for the nine months ended September 30, 2019 and 2018 have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2019.

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $434,897 and an accumulated deficit of $4,759,477 as of September 30, 2019, and it reported net losses for past two years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company needs to raise additional capital from external sources or from shareholder loans to support its operation. There is no assurance that the Company will be able to obtain funding with acceptable terms.

Note 3 - Concentration of Risk

For the nine months ended September 30, 2019, products sold to largest customers accounted for approximately 54% of total revenue. No purchases occurred in this period

For the nine months ended September 30, 2018, products sold to largest customers accounted for approximately 100% of total revenue. Products purchased from largest suppliers accounted for approximately 100% of the total purchases during the nine months ended September 30, 2018.

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

Anteya Technology Corp (Anteya) is a private company incorporated in Taiwan. The equity interest held by the Company is 13.68% on September 30, 2019.

Anteya Technology ceased operations in April 2017 and, as a result, no future economic benefit was considered realizable by the Company and, as a result, the investment was fully impaired in the year ended December 31, 2015 resulting in a loss of $113,177.

Note 5- Inventory

Inventories stated at the lower of cost or market value are as follows:

	September 30, 2019	December 31, 2018

Finished goods	$764,675	$776,441
Allowance for Inventory Valuation and Obsolescence Losses	(764,675)	(776,441)
Total	$-	$-

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

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision information is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Component of income (loss) before income taxes:
United States	$(9,080)	$(60,105)	$(40,423)	$(117,706)
Foreign	(34,025)	(20,915)	(79,383)	(109,776)

Net loss before taxes	$(43,105)	$(81,020)	$(119,806)	$(227,482)
Provision for income taxes
Current
U.S. federal	-	-	-	-
State and local	-	-	(800)	(800)
Foreign	-	-	-	-
Income tax benefit(loss)	$-	$-	$(800)	$(800)

Given the Company’s history of operating losses, a full valuation of the deferred tax assets related to the Company’s net operating losses has been recorded, resulting in no material impact on the financial statements.

Note 7 - Geographic Information

Product revenues for the nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Customers based in:
Europe	$-	$-	$-	$-
Asia	-	-	-	-
United States	-	-	2,186	1,167
Others	-	-	4,520	-

	$-	$-	$6,706	$1,182

Note 8 - Related Party Transactions

The Company has recorded expenses for the following related party transactions for nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018

Purchase from Anteya Technology Corp	$-	$-
Rent paid to Mr. Wei-Rur Chen	34,866	-

COLORSTARS GROUP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the balance sheet date indicated, the Company had the following receivable and liabilities recorded with respect to related party transactions:

	September 30, 2019	September 30, 2018
Anteya Technology Corp
Due to affiliate (liabilities)	$-	$13,414
Mr. Wei-Rur Chen
Payable to Shareholder	$(389,815)	$(265,923)
Accrued expenses (wages paid to Mr. Chen)	$4,642	$3,577

The Company conducted business with a related party company Anteya Technology Corp. The Company owns 13.68% of the outstanding common stock of Anteya Technology Corp as of December 31, 2018. All transactions were at market-based prices. No (or very little) business activity took place between the Company and Anteya in the 2 years presented

Mr. Wei-Rur Chen made various advances to the Company as personal loan. This personal loan carried no interest and was payable upon request. For the year ended September 30, 2019, advances from Mr. Chen was $124,697. The balance of advance from Mr. Chen was $389,815 as of September 30, 2019.

Note 9 - Commitments

The Company has adopted ASC 842 during the current period, as required by GAAP, utilizing the practical expedients package resulting in a “run off” of its accounting for leases that existed prior to the effective date, given no change in lease classification.

The company leases offices in Taiwan. The main office is relocated in New Taipei City with monthly rent of NTD$120,000, and the term is from 11-7-2015 to 10-6-2020. The company rented a branch office located in Taipei City with a monthly rental of NTD$160,000 on 11-11-2017, and the term is from 12-1-2017 to 11-30-2019. However, this branch office is closed on April 10, 2018 and the lease is cancelled. The lease of the main office remains in effect. Total rent paid for nine months ended September 30, 2019 and 2018 are as listed below:

	Nine months ended September 30,
	2019	2018

Rent expenses	$34,866	$16,860

The following table presents our contractual obligations and commitments as of September 30, 2019:

Contractual Obligation	Less than 1 Year (US$)	1-3 years (US$)	3-5 years (US$)	After 5 years (US$)
Operating Leases	46,399	3,867	0	0
Total contractual cash obligations	46,399	3,867	0	0

Note 10 - Subsequent Events

The Company evaluated all events subsequent to September 30, 2019 through the date of the issuance of the financial statements, there are no other significant or material transactions to be reported other than the item listed below:

The Company signed a short-term loan agreement with Chailease Finance Co., Ltd on September 25, 2019 for a loan amount of NTD$2,000,000 (approximately $64,567). The loan was released to the Company on October 1, 2019 when all the conditions were met. The interest rate is about 6.8% per annum with 24 months repayment terms. Monthly repayment for the first 12 months is NTD$102,000 (US$3,293) and for the last 12 months is NTD$86,000 (US$2,776).

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

(b) Material Transactions During the Reporting Period.

None.

Results of Operations

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Net Sales. Net sales were $0 for the three months ended September 30, 2019 and $0 for the three months ended September 30, 2018.

Cost of Goods Sold. Cost of goods sold was $0 for the three months ended September 30, 2019 and $0 for the three months ended September 30, 2018. The lack of cost of goods sold was due to the lack of net sales during such period.

Gross Profit. Gross profit was for the three months ended September 30, 2019 and $0 for the three months ended September 30, 2018. The lack of gross profit was due to the lack of net sales during such period.

Gross Profit Percentage. Gross profit percentage was 0% for the three months ended September 30, 2019 and 0% for or the three months ended September 30, 2018. This was due to the lack of net sales or gross profit during such period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19,899 for the three months ended September 30, 2019 from $19,450 for the three months ended September 30, 2018. The selling, general and administrative expenses remained the same and low, due to the lack of sales activities.

Depreciation and Amortization. Depreciation and amortization decreased to $388 for the three months ended September 30, 2019 from $395 for the three months ended September 30, 2018. The decrease in depreciation and amortization was mainly due to the decrease of asset value over time.

Interest Expense. Interest expense was $0 for the three months ended September 30, 2019 and $0 for the three months ended September 30, 2018.

Net Income (loss). For the three months ended September 30, 2019, we incurred a net loss of $(43,105) as compared to a net loss of $(81,020) for the three months ended September 30, 2018. The decrease in net loss was primarily a result of lower professional fees.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Net Sales. Net sales increased to $6,706 for the nine months ended September 30, 2019 from $1,167 for the nine months ended September 30, 2018. The increase in sales was due to in increase in sale during the first quarter of 2019 over the first quarter of 2018.

Cost of Goods Sold. Cost of goods sold decreased to $0 for the nine months ended September 30, 2019 from $588 for the nine months ended September 30, 2018.

Gross Profit. Gross profit increased to $6,706 for the nine months ended September 30, 2019 from $579 for the nine months ended September 30, 2018. The increase in gross profit was primarily due to the increase in overall sales for the nine month period of 2019 over 2018.

Gross Profit Percentage. Gross profit percentage increased to 100% for the nine months ended September 30, 2019 from 50.38% for the nine months ended September 30, 2018. The increase in gross profit percentage was primarily due to products sold for the period in 2019 were from the inventory items which had been written-off in 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $54,087 for the nine months ended September 30, 2019 from $80,262 for the nine months ended September 30, 2018. The decrease in selling, general and administrative expenses is primarily due to decrease in staff head count.

Depreciation and Amortization. Depreciation and amortization decreased to $1,170 for the nine months ended September 30, 2019 from $1,311 for the nine months ended September 30, 2018. The decrease in depreciation and amortization was mainly due to some assets were of end of life value for the period.

Interest Expense. Interest expense decreased to $4 for the nine months ended September 30, 2019 from an expense of ($11,165) for the nine months ended September 30, 2018. The decrease in interest expense was due to accelerated repayment of the long-term loan.

Net Income (loss). For the nine months ended September 30, 2019, we incurred a net loss of $(120,606) as compared to a net loss of $(228,282) for the nine months ended September 30, 2018. The decrease in net loss is mainly due to a reduction of professional fees.

Financial Condition, Liquidity and Capital Resources

Our historical revenues were primarily derived from the sale of LED devices and systems. As the LED lighting business has become very competitive, the Company has been seeking for other business lines or investment opportunities.

Net cash provided by (used in) operating activities. During the nine months ended September 30, 2019, net cash used in operating activities was ($135,392) compared with $(350,478) used in operating activities for the nine months ended September 30, 2018. The cash flow used in operating activities in the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was primarily the result of the Company’s operating net loss.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2019, net cash provided by financing activities was $124,697 compared with $146,961 provided by investing activities for the nine months ended September 30, 2018.

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

Related Party Transactions

The Company leases office space from Mr. Wei-Rur Chen. The Company leases office space from Mr. Wei-Rur Chen which the term for the agreement is from November 2015 to November 2020 with monthly rent of NTD$120,000  (approximately US$3,874). Rent payments were $34,866 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Mr. Wei-Rur Chen owns one hundred percent (100%) interest in the lease agreement. Mr. Wei-Rur Chen is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of the Company, as well as beneficial owner of more than five percent (5%) of the Company’s common stock.

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

Dated: November 14, 2019	By:	/s/ Wei-Rur Chen
Wei-Rur Chen
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chairman of the Board of Directors

